Form 10-Q
period 1995-03-31
COMMERCE NATIONAL CORP
filed 1995-05-15
CIK 773319

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
     For transition period from              to
                                ----------      ----------

                          COMMERCE NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                     FLORIDA
                  (State or other jurisdiction or organization)

                                   59-2497676
                      (I.R.S. Employer Identification No.)

                            1201 South Orlando Avenue
                           Winter Park, Florida  32789
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (407) 629-1818
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------       -------


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes            No            N/A    X
    -------       --------        ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On May 1, 1995, Commerce National Corporation (the "Company") had 523,565 shares of common stock, par value $0.10 per share, issued and outstanding.



                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

PART I.  FINANCIAL STATEMENTS


ITEM 1.   FINANCIAL STATEMENTS.

The financial statements begin on the following page.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                   Condensed Consolidated Financial Statements

                      March 31, 1995 and December 31, 1994
                                   (Unaudited)

                          COMMERCE NATIONAL CORPORATION
                                 AND SUBSIDIARY


                                TABLE OF CONTENTS





Accountants' Review Report

Condensed consolidated balance sheets--March 31, 1995 and December 31, 1994

Condensed consolidated statements of operations--Three months ended March 31, 1995 and 1994

Condensed consolidated statements of cash flows--Three months ended March 31, 1995 and 1994

Selected notes to condensed consolidated financial statements--March 31, 1995

The Board of Directors
Commerce National Corporation:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of March 31, 1995 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1995 and March 31, 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein; and in our report dated January 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   KPMG PEAT MARWICK LLP


April 21, 1995

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

            (See accompanying review report of KPMG Peat Marwick LLP)





                                                    MARCH 31,    DECEMBER 31,
     ASSETS                                           1995          1994
     ------                                       ------------   ------------
Cash and due from banks                           $ 1,374,312       1,850,183
Investment securities available for sale (note 2)   7,989,609       7,833,516
Investment securities held to maturity (note 2)     7,225,045       8,739,600
Loans, net (note 3)                                60,392,213      61,118,580
Accrued interest receivable                           671,017         679,985
Premises and equipment, net                         1,788,241       1,765,530
Other real estate owned, net                          760,637         760,637
Federal Home Loan Bank stock, at cost                 414,400         573,100
Federal Reserve Bank stock, at cost                   142,500         142,500
Deferred tax asset                                    194,302         250,088
Independent Bankers' Bank stock, at cost               19,750          19,750
Prepaid expenses and other assets                     407,952          69,508



                                                ------------    ------------
     Total assets                                $ 81,379,978    $ 83,802,977
                                                 ------------    ------------
                                                 ------------    ------------






See accompanying selected notes to condensed consolidated financial statements.






                                                       MARCH 31,   DECEMBER 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                1995         1994
     ____________________________                    ------------  ------------
Deposits (note 4):
     Noninterest bearing                              $  9,457,388  8,445,440
     Interest bearing                                   57,621,943 53,590,042
                                                       ----------- ----------
          Total deposits                                67,079,331 62,035,482
Federal funds purchased                                       --    2,500,000
Federal Home Loan Bank advances                          4,118,555  4,182,754
Other borrowed funds                                     2,329,778  7,540,097
Accrued interest payable                                    99,083     54,838
Accounts payable and other liabilities                     294,666    269,207
                                                       ----------- ----------
          Total liabilities                             73,921,413 76,582,378
                                                       ----------- ----------


Common stock, par value $.10 per share (1,000,000
  shares authorized; 545,365 shares issued and
  523,565 outstanding at March 31, 1995 and
  December 31, 1994)                                        54,537     54,537
Additional paid-in capital                               5,350,342  5,350,342
Retained earnings                                        2,279,946  2,148,329
Treasury stock, at cost (21,800 shares at
  March 31, 1995 and December 31, 1994)                   (208,640)  (208,640)
Unrealized loss on investment securities
  available for sale, net                                  (17,620)  (123,969)
                                                       ----------- ----------
          Total stockholders' equity                     7,458,565  7,220,599

Commitments (note 5)
                                                       ----------- ----------
          Total liabilities and stockholders'         $ 81,379,978 83,802,977
            equity                                     ----------- ----------
                                                       ----------- ----------


                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (See accompanying review report of KPMG Peat Marwick LLP)


                                                       THREE MONTHS ENDED
                                                    ------------------------
                                                            MARCH 31,
                                                        1995        1994
                                                    ----------- ------------
Interest income:
     Loans, including fees                         $ 1,350,179    1,061,310
     Investment securities                             257,654      220,247
     Federal funds sold                                  1,306       30,422
     Federal Reserve Bank stock                          2,138        2,247
     Federal Home Loan Bank stock                       10,598        6,088
                                                   -----------  -----------
          Total interest income                      1,621,875    1,320,314

Interest expense                                       749,208      606,637
                                                   -----------  -----------
          Net interest income                          872,667      713,677

Provision for loan losses                               35,000       10,000
                                                   -----------  -----------
          Net interest income after
           provision for loan losses                   837,667      703,677
                                                   -----------  -----------
Other operating income:
     Customer service fees                             157,976      117,953
     Management fees                                     4,500        4,500

Other operating expenses:
     Salaries and benefits                             361,527      285,600
     Occupancy expense                                  90,133      108,893
     Legal and professional fees                        59,663       22,033
     Other expenses                                    270,315      241,671
                                                   -----------  -----------
                                                       781,638      658,197
                                                   -----------  -----------
          Net operating income                         218,505      167,933

Other income:
     Loss on sale and write down of other
      real estate owned                                   --        (14,423)
                                                   -----------  -----------
          Net earnings before taxes                    218,505      153,510

Income tax expense                                      86,888       66,193
                                                   -----------  -----------
          Net earnings                             $   131,617       87,317
                                                   -----------  -----------
                                                   -----------  -----------

Earnings per share (note 6)                        $       .25          .16
                                                   -----------  -----------
                                                   -----------  -----------

Weighted average shares outstanding                    523,565      545,731
                                                   -----------  -----------
                                                   -----------  -----------


See accompanying selected notes to condensed consolidated financial statements.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            (See accompanying review report of KPMG Peat Marwick LLP)


                                                      THREE MONTHS ENDED
                                                    ------------------------
                                                           MARCH 31,
                                                       1995        1994
                                                    ----------- ------------

Cash flows provided by (used in)
  operating activities:
    Net income                                     $  131,617       87,317

     Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
       Depreciation of  premises and equipment          18,162       15,088
       Deferred income taxes                               999         --
       Net amortization of premiums and
        accretion of discounts on investment
        securities held to maturity and investment
        securities available for sale                   19,598       36,854
       Provision for loan losses                        35,000       10,000
       Deferred loan origination fees                  (24,411)      27,996
       Loss on sale of other real estate owned            --          2,423
       Write down to net realizable value on
        other real estate owned                           --         12,000
       Cash provided by (used in) changes in:
         Accrued interest receivable                     8,968     (35,375)
         Prepaid expenses and other assets            (338,444)   (165,214)
         Accrued interest payable                       44,245      (4,191)
         Accounts payable and other liabilities         25,459      (6,277)
                                                    ----------  ----------
       Net cash used in operating activities           (78,807)    (19,379)
                                                    ----------  ----------
Cash flows provided by (used in) investing
 activities:
  Net loans made to customers                             --    (3,413,785)
  Net repayments on loans                              715,778         --
  Proceeds from maturity of investment
   securities available for sale                          --     1,000,000
  Proceeds from maturity of investment
   securities held to maturity                       1,500,000         --
  Purchase of premises and equipment                   (40,873)   (182,781)
  Redeemption (purchase) of Federal Home
   Loan Bank stock                                     158,700     (96,800)
                                                    ----------   ----------
     Net cash provided by (used in)
      investing activities                           2,333,605  (2,693,366)
                                                    ----------   ----------
                                                          (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

            (See accompanying review report of KPMG Peat Marwick LLP)

                                                      Three months ended
                                                    ------------------------
                                                            March 31,
                                                       1995         1994
                                                    -----------  -----------


Cash flows provided by financing activities:
  Net increase (decrease) in demand
    deposits, NOW accounts and passbook
    savings accounts                                 (3,430,797)   7,443,697
  Net increase in certificates of deposit             8,474,646      448,372
  Decrease in federal funds purchased                (2,500,000)        --
  Principal payment on mortgage note payable             (5,396)      (2,039)
  Increase (decrease) in repurchase agreements       (5,204,923)     195,000
  Proceeds (repayments) from borrowings from
   the Federal Home Loan Bank                           (64,199)     236,350
                                                    -----------  -----------
     Net cash provided by (used in)
      financing activities                           (2,730,669)   8,321,380
                                                    -----------  -----------
     Net increase (decrease) in cash
      and cash equivalents                             (475,871)   5,608,635

Cash and cash equivalents at the beginning
 of the period                                        1,850,183    7,686,675
                                                    -----------  -----------

Cash and cash equivalents at the end
 of the period                                      $ 1,374,312   13,295,310
                                                    -----------  -----------
                                                    -----------  -----------
Cash paid during the period for:
  Interest                                          $   704,963      610,828
                                                    -----------  -----------
                                                    -----------  -----------
  Income taxes                                      $    72,016       90,352
                                                    -----------  -----------
                                                    -----------  -----------

Supplemental disclosures of noncash transactions:

During the quarter ended March 31, 1994, the Company purchased land for a branch site. In conjunction with the purchase, $200,000 in other real estate owned was exchanged, and a $150,000 mortgage note payable was assumed.


Market value adjustment - investment securities available for sale:
  Investments                                           (26,696)      42,240
  Deferred income tax (asset) liability                  (9,076)      14,361
                                                    -----------  -----------

  Unrealized (loss) gain on investment
   securities available for sale                    $   (17,620)      27,879
                                                    -----------  -----------
                                                    -----------  -----------


See accompanying selected notes to condensed consolidated financial statements.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Selected Notes to Condensed Consolidated Financial Statements

                                 March 31, 1995

            (See accompanying review report of KPMG Peat Marwick LLP)




(1)  BASIS OF PRESENTATION
     _________________
     (a)  INTERIM FINANCIAL INFORMATION
     ________________________
     The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     (b)  STATEMENT OF CASH FLOWS
     ____________________
     For purposes of the condensed consolidated statement of cash flows, the Company considers cash and due from banks, noninterest bearing deposits in other banks with original maturities of three months or less, and federal funds sold to be cash equivalents.


(2) INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE
     ______________________________________________________________
     The amortized cost and estimated market values of investment securities held to maturity at March 31, 1995 and December 31, 1994 are summarized as follows:


                                    MARCH 31, 1995         DECEMBER 31, 1994
                              ------------------------  ------------------------
                              AMORTIZED     ESTIMATED   AMORTIZED     ESTIMATED
                                COST      MARKET VALUE     COST     MARKET VALUE
                              ----------- ------------  ----------- ------------

     U.S. Treasury securities
         and municipals        $7,225,045    7,241,092    8,739,600    8,685,510
                               ----------    ---------    ---------    ---------
                               ----------    ---------    ---------    ---------


                                                                (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              (See accompanying review report of KPMG Peat Marwick)




(2), CONTINUED

     The amortized cost and estimated market value of investment securities available for sale as of March 31, 1995 and December 31, 1994 are as follows:

                                    MARCH 31, 1995         DECEMBER 31, 1994
                              ------------------------  ------------------------
                              AMORTIZED     ESTIMATED   AMORTIZED     ESTIMATED
                                COST      MARKET VALUE     COST     MARKET VALUE
                              ----------- ------------  ----------- ------------

     U.S. Treasury securities $8,016,305  7,989,609     8,021,348   7,833,516
                               ---------  ---------     ---------   ---------
                               ---------  ---------     ---------   ---------

     Included in U.S. Treasury securities are securities sold under agreements to repurchase.

     The following is a summary of securities sold under agreement to repurchase as of March 31, 1995:

                                                        March 31, 1995
                                                 -----------------------------
     U.S. Treasury Securities                     Within 30 days      Total
     ------------------------                    ---------------  ------------
     Carrying value                              $1,214,646       1,214,646
     Borrowings                                   1,214,646       1,214,646
     Market value                                 1,212,272       1,212,272



     The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as other borrowed funds in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At March 31, 1995, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safe-keeping by a third party. During the quarter ended March 31, 1995, Agreements outstanding averaged approximately $1,319,954 and the maximum amount outstanding during the quarter ended was $1,669,569. Total inter-est expense paid on repurchase Agreements was $17,658 for the quarter ended March 31, 1995.

                                                            (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Selected Notes to Condensed Consolidated Financial Statements

            (See accompanying review report of KPMG Peat Marwick LLP)




(3)  LOANS
     _____
     Major categories of loans included in the loan portfolio at March 31, 1995 and December 31, 1994 are summarized as follows:


                                                       1995          1994
                                                  ------------   -----------
     Commercial-secured                           $  7,863,566     6,293,904
     Commercial-unsecured                            2,517,576     2,968,921
     Real estate - primarily commercial             49,288,181    51,155,457
     Other (installment and overdrafts)              1,667,582     1,625,572
                                                  ------------   -----------
                                                    61,336,905    62,043,854
     Allowance for loan losses                        (692,398)     (657,569)
     Deferred loan origination fees                   (252,294)     (267,705)
                                                  ------------   -----------
                                                  $ 60,392,213    61,118,580
                                                  ------------   -----------
                                                  ------------   -----------

     The activity in the allowance for loan losses for the three months ended March 31, 1995 and 1994 is as follows:


                                                         THREE MONTHS
                                                         ENDED MARCH 31,
                                                  --------------------------
                                                       1995          1994
                                                  ------------   -----------
     Balance at the beginning of the period         $  657,569       710,455
     Charge offs                                          (171)         --
     Recoveries                                            --         16,822
     Provision for loan losses                          35,000        10,000
                                                    ----------     ---------
     Balance at the end of the period               $  692,398       737,277
                                                    ----------     ---------
                                                    ----------     ---------


     At March 31, 1995 and December 31, 1994, certain stockholders, directors and employees were indebted to the Company in the aggregate amounts of $11,741,742 and $11,822,033, respectively. All such loans were made in the ordinary course of business.


                                                                 (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Selected Notes to Condensed Consolidated Financial Statements

            (See accompanying review report of KPMG Peat Marwick LLP)




(4)  DEPOSITS
     _______
     Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at March 31, 1995 and December 31, 1994 are as follows:


                                                       1995          1994
                                                  ------------   -----------
     Three months or less                         $ 13,638,906    10,065,307
     Three through twelve months                     2,603,312     1,132,098
     Over one year                                     404,673       207,402
                                                  ------------   -----------
                                                  $ 16,646,891    11,404,807
                                                  ------------   -----------
                                                  ------------   -----------


(5)  COMMITMENTS
     ___________
     In the normal course of business, the Company has various commitments to extend credit and standby letters of credit which are not reflected in the condensed consolidated financial statements. At March 31, 1995 and December 31, 1994, the Company had commitments to customers of approximately $12,378,080 and $10,725,345 for approved lines of credit, $899,811 and $902,310 for standby letters of credit, and $1,177,229 and $1,554,665 for unfunded firm loan commitments, respectively.


(6)  EARNINGS PER SHARE
     _______________
     Earnings per share is calculated based on the weighted average number of shares outstanding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.


The accompanying financial statements of the Company are primarily affected by the operation of the NATIONAL BANK OF COMMERCE (the "Bank"), its wholly owned subsidiary.

The following discussion and analysis presents a review of the Company's Consolidated Financial Condition and Results of Operation. This review should be read in conjunction with the consolidated financial statements and other financial data presented herein.


SUMMARY:

     At the end of the first quarter of 1995, the Company had a profit of $131,617 as compared to a profit of $87,317 for the same period in 1994. Total interest expense during the first quarter of 1995 increased 23.5% to $749,208 due to the increased flow of new deposits into the Bank during the first quarter of 1995.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first quarter of the last three years is as follows:


                            FOR THE THREE MONTHS ENDING
                ------------------------------------------------------------
                  3/31/95                  3/31/94                3/31/93
                -----------              ------------           -----------

ROAA                    .65%                     .43%                   .24%
ROAE                   7.16%                    5.23%                 13.56%
NET INCOME      $   131,617              $    87,317            $   209,900
AVERAGE ASSETS  $81,126,816              $82,279,508            $67,031,857
AVERAGE CAPITAL $ 7,352,215              $ 6,681,928            $ 6,190,823


NET INTEREST INCOME

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and stockholders' equity. Net interest income for the first quarter of the last three years is as follows:




                                      For the Three Months Ending
                         ---------------------------------------------------
                           3/31/95          3/31/94          3/31/93
                         -----------     ------------      -----------

INTEREST INCOME          $1,621,875      $1,320,314        $1,264,219
INTEREST EXPENSE         $  749,208      $  606,637        $  495,285
NET INTEREST INCOME      $  872,667      $  713,677        $  768,934



     Net interest income of $872,667 for the first quarter of 1995 was a 22.3% increase over the same period in 1994, which had a net interest income of $713,677.

     On an annualized basis, the Company's net interest margin was 4.58% through the first quarter of 1995 compared to 3.72% through the first quarter of 1994.

     Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the banks' ability to manage their earning asset portfolios and the availability of particular sources of funds.

Provision for Possible Loan Losses

     It is the Company's practice to maintain the allowance for loan losses at a level considered by management to be adequate to provide for reasonably foreseeable loan losses. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including consideration of:

     Borrower's financial data, together with evaluations of industry data, competition, the borrower's management capabilities and the underlying collateral for secured loans, including, when appropriate, independent appraisals of real estate properties, and other factors;

     Consumer loan growth trends and delinquency and default rates, together with an analysis of past and present repayment performance;

     A continuing evaluation of the loan portfolio by management, the Board of Directors and consultants; and

     Monthly review and evaluation of loans identified as having loss potential. If, as a result of such monthly reviews, a loan is judged to be uncollectible, the carrying value of the loan is reduced to that portion that is considered to be collectible.

     In addition to the continuing internal assessment of the loan portfolio, the Bank engages an independent, third-party loan review consultant to review the loan portfolio every six months. The Bank's loan portfolio is also subject to examination by the Office of the Comptroller of the Currency ("OCC").

     There were twenty non-accruing loans totaling $2,624,847 as of March 31, 1995. Thirteen of the twenty non-accrual loans, totaling $2,482,519, are collateralized with first mortgages, and one loan in the amount of $26,404 is collateralized with a second mortgage.

     The Company's allowance for loan losses at March 31, 1995 was $692,398, a 1.13% reserve on total loans outstanding.

NON-INTEREST INCOME

     Total non-interest income increased from $122,453 for the three months ended March 31, 1994, to $162,476, an increase of $40,023, or 33%, for the three months ended March 31, 1995. The increase was primarily due to stricter controls on operations e.g. collecting penalties on insufficient fund checks and the like.

NON-INTEREST EXPENSE

     Operating expenses increased $123,441 for the three months ended March 31, 1995, to $781,638 compared with the same period for 1994 which had operating expenses of $658,197. A large portion of the rise in non-interest expense is due to increases in staffing due to two branches scheduled to open in 1995.

PROVISION FOR INCOME TAXES

     The Company adopted the Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes, Statement 109) in 1993. Previously, the Company used the asset and liability method under the Statement of Financial Accounting Standards No. 96 (Accounting for Income Taxes, Statement 96).

LIQUIDITY

     The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations, require continuous analysis in order to match the maturities of specific categories of specific short-term loans and investments with specific types of deposits and borrowings. The objective of liquidity management is to maintain a balance between sources and uses of funds such that the cash flow needs of the Company are met in the most economical manner. On the asset side, the Company's liquidity is provided by Federal funds sold, loan principal repayments, and by investment securities of which 100% have maturities of five years or less. Moreover, liquidity is provided by an investment portfolio that is readily marketable.

     Closely related to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities, which focuses on maintaining stability in the net interest spread, an important factor in earnings' growth and stability. The interest rate volatility of recent years and rate deregulation have significantly affected the way in which banks manage their business and have highlighted the importance of asset and liability management. For the Company, the most important objectives in assets and liability management include: (1) controlling interest rate exposure, (2) ensuring adequate liquidity, and (3) maintaining strong capital foundation.

CAPITAL RESOURCES

     On January 27, 1989, the OCC issued an amendment to 12 CFR Part 3 adopting final risk based capital guidelines for national banks. Developed in conjunction with the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System, these guidelines provide an additional measure of a bank's capital adequacy and are intended to reflect the relative degree of credit risk associated with various assets by setting different capital requirements for assets having less credit risk than others. Secondly, banks are required to systematically hold capital against such off-balance sheet activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. Finally, the guidelines strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loss reserves and other forms of equity, such as preferred stock, that can be counted as capital.

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. The risk based requirements became effective on December 31, 1990.

     The risk based guidelines provided for a two year transition period, beginning on December 31, 1990. On December 31, 1993, the guidelines took effect in their final form where upon all banks are required to maintain a risk based capital ratio of 8.0%. At March 31, 1995, the Bank had a total risk based capital ratio of 12.62% (13.21% for the Company on a consolidated basis).

     The Company stands ready to infuse additional capital into the Bank should it be warranted.

EFFECTS OF INFLATION

     The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which may move in concert with inflation. This is especially true for banks with a high percentage of rate-sensitive interest-earning assets and interest-bearing liabilities. A bank can reduce the impact of inflation if it can manage its rate-sensitivity gap. The Company attempts to structure its assets and liabilities and manage its gap in a manner which will minimize the potential adverse effect of inflation or other market forces on its profitability and capital position.

LEGAL ACTION

     The Company and the Bank are not involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

COMPETITION

     All areas of the Company's business are highly competitive. The Company faces heavy competition, both from local and national financial institutions and from various other providers of financial services. By industry standards, the Company relies heavily on large deposit customers. This factor is a result of our customer base and local demographics. The Bank and the Company are well capitalized.

ACCOUNTING PRONOUNCEMENTS

     On May 31, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting By Creditors for Impairment of a Loan." This Statement applies to all creditors (not just financial institutions) and amends FASB Statements Nos. 5, "Accounting for Contingencies," and 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." It prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings (a "restructured loan").

     Statement 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994; therefore, it is required to be implemented in the first quarter of 1995 for calendar year companies as is the Company.

     The Company implemented Statement 114 as of January 1, 1995, and there is no impact on the accompanying financial statements.

     On May 31, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). This Statement supersedes Statement No. 12, "Accounting for Certain Marketable Securities," and related interpretations and significantly amends Statements No. 65, "Accounting for Certain Mortgage Banking Activities" and No. 60, "Accounting and Reporting by Insurance Enterprises." Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values (other than those accounted for under the equity method or as investments in consolidated subsidiaries) and all investments in debt securities.

     These investments will be classified into three categories as follows:

     - Held-to-Maturity Securities--Debt securities that the enterprise has the positive intent and ability to hold to maturity; reported at amortized cost.

     - Trading Securities--Debt and equity securities that are bought and held principally for the purpose of selling them in the near term; reported at fair value, with unrealized gains and losses included in earnings.

     - Available-for-Sale Securities--Debt and equity securities not classified as either held-to-maturity securities or trading securities; reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity (net of tax effects).

     This Statement is effective for fiscal years beginning after December 15, 1993.

     The Company implemented Statement 115 during 1993.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The annual meeting of shareholders of the Company was held on April 17, 1995. At that meeting, C. Durham Barnes, M.D., Kenneth M. Clayton and Guy D. Colado were elected as directors for a three (3) year term. Donald J. Barker, Russell Barkett, Robert E. Battaglia, Robert B. Boswell, M.D., Willie C. Moss, Frederick A. Raffa, Ph.D., and W. Charles Shuffield, continued as directors following the annual meeting.

ITEM 5.   OTHER INFORMATION

     The Company is currently not using derivatives.

     Expansion plans are continuing to move ahead for the Bank's branch sites. The Aloma Branch, located at 2200 Aloma Avenue, Winter Park, is scheduled to open mid-May 1995. The property for the second branch located at 1400 Howell Branch Road, Winter Park, has been cleared, and the building is under construction. It is hoped for a completion date in November 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       EXHIBITS

          Exhibit No.                  Description and Location

          4.1 Specimen copy of the Company's stock certificate incorporated by reference from Exhibit 4.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992.

          4.2 Article IV of the Company's Articles of Incorporation included in the Articles of Incorporation of the Company incorporated by reference from Exhibit 3.1 to Registration No. 2-98960-A.

          4.3 Stock Redemption/Repurchase Policy incorporated by reference from Exhibit
                                       4.3 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

          Exhibit No.                  Description and Location

          10.1 Contract for Sale and Purchase dated June 15, 1993, by and between Commerce National Corporation and John M. Bocchicchio for branch location real estate.

          10.2 Offer to Purchase by and between Commerce National Corporation and Star Enterprises dated November 29, 1993, for branch location real estate.

          10.3 Contract for Sale and Purchase by and between National Bank of Commerce and Louis Campese and W. Riley Allen, Co-trustees, dated September 15, 1993, for branch location real estate.

          10.4 Contract for Sale and Purchase by and between Li'l Big Horn Farm Market, Inc. and National Bank of Commerce dated December 10, 1993, for branch location real estate.

          10.5 Contract for Sale and Purchase by and between National Bank of Commerce and Robert R. Garofalo, Jr. dated May 6, 1994, for branch location real estate.

          10.6 Contract for Sale and Purchase by and between National Bank of Commerce and Donald D. Donoval dated September 23, 1993, for branch location real estate.

          10.7 Standard Form of Agreement between National Bank of Commerce and Aagaard-Juergensen, Inc. dated October 27, 1994, for the Aloma Avenue Branch Bank Site.

(b)       FORM 8-K

          No reports on Form 8-K were filed by the Company for the fiscal quarter ended March 31, 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMMERCE NATIONAL CORPORATION


Dated:  May 12, 1995
                                          By:/s/ Guy D. Colado
                                             -----------------------------
                                             GUY D. COLADO, President and
                                             Chief Executive Officer


Dated:  May 12, 1995
                                          By:/s/ Alan M. Scarboro
                                             -----------------------------
                                             ALAN M. SCARBORO,
                                             Secretary/Treasurer