Form 10-Q
period 1995-06-30
COMMERCE NATIONAL CORP
filed 1995-08-14
CIK 773319

                                      FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THe SECURITIES EXCHANGE ACT OF 1934


(Mark One)

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
     For transition period from _______________________ to _________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    /X/       No   / /

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  / /  No  / /  N/A  /X/

     This filing contains 25 pages. The Exhibit List commences on the sequential page number 22.

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On August 1, 1995, Commerce National Corporation (the "Company") had 523,565 shares of common stock, par value $0.10 per share, issued and outstanding.



                     (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

PART I.   FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS.

The financial statements begin on the following page.

                            COMMERCE NATIONAL CORPORATION
                                   AND SUBSIDIARY

                                  TABLE OF CONTENTS



Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--June 30, 1995 and December 31, 1994

Condensed consolidated statements of operations (unaudited)--Three months ended June 30, 1995 and 1994; Six months ended June 30, 1995 and 1994

Condensed consolidated statements of cash flows (unaudited)--Six months ended June 30, 1995 and 1994

Selected notes to condensed consolidated financial statements
     (unaudited)--June 30, 1995

The Board of Directors
Commerce National Corporation:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of June 30, 1995 and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 1995 and June 30, 1994 and condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994.
These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein: and in our report dated January 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             KPMG Peat Marwick

Orlando, Florida
July 12, 1995

                    COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Balance Sheets (Unaudited)

              (See accompanying review report of KPMG Peat Marwick LLP)



                                               JUNE 30,                 DECEMBER 31,
               ASSETS                            1995                       1994
               ------                            ----                       ----
Cash and due from banks                      $ 2,237,804                 1,850,183
Federal funds sold                             2,750,000                       -
                                             -----------                ----------
Cash and cash equivalents                      4,987,804                 1,850,183
Investment securities available for
sale (note 2)                                  8,114,387                 7,833,516
Investment securities held to
maturity (note 2)                              5,216,725                 8,739,600
Loans, net (note 3)                           66,398,099                61,118,580
Accrued interest receivable                      658,473                   679,985
Premises and equipment, net                    2,399,534                 1,765,530
Other real estate owned                          758,545                   760,637
Deferred tax assets                              151,163                   250,088
Federal Reserve Bank stock, at cost              142,500                   142,500
Federal Home Loan Bank stock, at cost            410,900                   573,100
Independent Bankers Bank stock, at cost           19,750                    19,750
Prepaid expenses and other assets                212,341                    69,508
                                             -----------                ----------
Total assets                                 $89,470,221                83,802,977
                                             ===========                ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).


                                                                           JUNE 30,                 DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         1995                       1994
------------------------------------                                         ----                       ----
Deposits (note 4):
   Noninterest bearing                                                    $ 8,942,312                 8,445,440
   Interest bearing                                                        66,460,908                53,590,042
                                                                          -----------                ----------
     Total deposits                                                        75,403,220                62,035,482
Federal funds purchased                                                         -                     2,500,000
Federal Home Loan Bank advances                                             4,092,101                 4,182,754
Other borrowed funds                                                        2,040,665                 7,540,097
Accrued interest payable                                                      138,022                    54,838
Accounts payable and other liabilities                                        182,710                   269,207
                                                                          -----------                ----------
     Total liabilities                                                     81,856,718                76,582,378
                                                                          -----------                ----------


   STOCKHOLDERS' EQUITY
   --------------------
Common stock, par value $.10 per share (1,000,000 shares
   authorized; 545,365 shares issued and 523,565
   outstanding at June 30, 1995 and December 31, 1994)                        54,537                    54,537
Additional paid-in capital                                                 5,350,342                 5,350,342
Treasury stock, at cost (21,800 shares at June 30, 1995 and
   December 31, 1994)                                                       (208,640)                 (208,640)
Retained earnings                                                          2,349,203                 2,148,329
Unrealized gain (loss) on investments available for sale, net                 68,061                  (123,969)
                                                                         -----------                ----------
     Total stockholders' equity                                            7,613,503                 7,220,599

Commitments and contingencies (note 5)
                                                                         -----------                ----------
     Total liabilities and stockholders' equity                          $89,470,221                83,802,977
                                                                         ===========                ==========

                       COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
               Condensed Consolidated Statements of Operations (Unaudited)
                (See accompanying review report of KPMG Peat Marwick LLP)


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            ------------------           ----------------
                                                                 JUNE 30,                    JUNE 30,
                                                            1995         1994          1995          1994
                                                            ----         ----          ----          ----
Interest income:
  Loans                                                  $1,515,599    1,159,431     2,865,778     2,220,741
  Investment securities                                     225,011      221,763       482,665       442,010
  Federal funds sold                                         21,173       58,278        22,480        88,700
  Federal Reserve Bank stock                                  2,138        2,139         4,275         4,386
  Federal Home Loan Bank stock                               18,568       15,101        29,167        21,189
                                                         ----------    ---------     ---------     ---------
     Total interest income                                1,782,489    1,456,712     3,404,365     2,777,026

Interest expense                                            818,395      669,228     1,567,603     1,275,865
                                                         ----------    ---------     ---------     ---------
     Net interest income                                    964,094      787,484     1,836,762     1,501,161

Provision for loan losses                                    45,000       24,000        80,000        34,000
                                                         ----------    ---------     ---------     ---------
     Net interest income after
      provision for loan losses                             919,094      763,484     1,756,762     1,467,161
                                                         ----------    ---------     ---------     ---------
Other operating income:
  Customer service fees                                      63,176      147,721       221,151       265,674
  Management fees                                             1,500        4,500         6,000         9,000

Other operating expenses:
  Salaries and benefits                                     359,395      290,830       720,922       576,430
  Occupancy expense                                         115,072      101,702       205,205       210,595
  Legal and professional fees                                46,779       14,864       106,442        36,897
  Other expenses                                            328,262      248,805       598,577       490,476
                                                         ----------    ---------     ---------     ---------
                                                            849,508      656,201     1,631,146     1,314,398
                                                         ----------    ---------     ---------     ---------
     Net operating income                                   134,262      259,504       352,767       427,437

Other income:
  Loss on sale and write down of other
   real estate owned                                        (22,744)      (4,100)      (22,744)      (18,523)
                                                         ----------    ---------     ---------     ---------
     Net income before taxes                                111,518      255,404       330,023       408,914

Income tax expense                                           42,261       97,012       129,149       163,205
                                                         ----------    ---------     ---------     ---------
     Net income                                          $   69,257      158,392       200,874       245,709
                                                         ==========    =========     =========     =========
Income per share (note 6)                                $      .13          .30           .38           .47
                                                         ==========    =========     =========     =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                    COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

            (See accompanying review report of KPMG Peat Marwick LLP)


                                                             SIX MONTHS ENDED
                                                             ----------------
                                                                 JUNE 30,
                                                            1995         1994
                                                            ----         ----
Cash flows provided by operating activities:
  Net income                                            $   200,874      245,709
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation of premises and equipment                   42,896       30,497
Net amortization of premiums and accretion of
 discounts on investment securities held to
 maturity and investment securities available
 for sale                                                    32,959       75,704
    Provision for loan losses                                80,000       34,000
    Deferred loan origination fees                           28,142       14,411
    Loss on sale of other real estate owned                   2,744        2,423
    Writedown to fair value on other real
     estate owned                                            20,000       16,100
    Cash provided by (used in) changes in:
      Accrued interest receivable                            21,512      (50,157)
      Prepaid expenses and other assets                    (142,833)    (150,956)
      Accrued interest payable                               83,184      (13,346)
      Accounts payable and other liabilities                (86,497)     (39,621)
                                                        -----------    ---------
      Net cash provided by operating activities             282,981      164,764
                                                        -----------    ---------
Cash flows provided (used in) by investing activities:
  Net loans made to customers                            (5,387,661)  (5,345,416)
  Purchases of investment securities available for sale       -       (3,055,469)
  Proceeds from maturity of investment securities
   available for sale                                     3,500,000    2,500,000
  Purchase of premises and equipment                       (826,900)    (210,040)
  Proceeds from sale of other real estate owned             129,348        -
  Redemption (purchase) of Federal Home Loan
   Bank stock                                               162,200      (90,000)
                                                        -----------    ---------
     Net cash (used in) investing activities             (2,423,013)  (6,200,925)
                                                        -----------    ---------
                                                               (Continued)

                   COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

            (See accompanying review report of KPMG Peat Marwick LLP)


                                                                      SIX MONTHS ENDED
                                                                      ----------------
                                                                          JUNE 30,
                                                                     1995         1994
                                                                     ----         ----
Cash flows provided by (used in) financing activities:
  Net increase (decrease) in demand deposits, NOW accounts
   and passbook savings accounts                                 (4,828,085)    10,297,599
  Net increase (decrease) certificates of deposit                18,195,823     (3,572,073)
  Decrease in federal funds purchased                            (2,500,000)         -
  Principal payment on mortgage note payable                        (10,842)        (5,035)
  Increase (decrease) in repurchase agreements                   (5,488,590)        77,000
  Net proceeds from (repayment of) borrowings from
   the Federal Home Loan Bank                                       (90,653)      (148,838)
                                                                -----------      ---------
    Net cash provided by financing activities                     5,277,653      6,648,653
                                                                -----------      ---------
    Net increase in cash and cash equivalents                     3,137,621        612,492

Cash and cash equivalents at the beginning of period              1,850,183      7,686,675
                                                                -----------     ----------
Cash and cash equivalents at end of period                      $ 4,987,804      8,299,167
                                                                ===========     ==========
Cash paid during the period for:
  Interest                                                      $ 1,484,419      1,289,211
                                                                ===========     ==========
  Income taxes                                                  $   204,483        264,736
                                                                ===========     ==========

During the six months ended June 30, 1994, the Company purchased land for a branch site. In conjunction with the purchase, $200,000 in other real estate owned was exchanged, and a $150,000 mortgage note payable was assumed.

Market value adjustment - investments available for sale:

                                                                      SIX MONTHS ENDED
                                                                      ----------------
                                                                          JUNE 30,
                                                                     1995         1994
                                                                     ----         ----
  Investments                                                   $  (103,123)      (66,855)
  Deferred income tax liability                                     (35,062)      (22,731)
                                                                -----------     ---------
    Unrealized gain on investments available for sale           $   (68,061)      (44,124)
                                                                ===========     =========
Transfer land to other real estate owned from premises and
 equipment                                                       $   150,000         -
                                                                 ===========     =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

               COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              June 30, 1995

          (See accompanying review report of KPMG Peat Marwick LLP)

(1) BASIS OF PRESENTATION

    (A) INTERIM FINANCIAL INFORMATION

        The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.
        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

    (B) STATEMENT OF CASH FLOWS

        For purposes of the condensed consolidated statement of cash flows, the Company considers cash and due from banks, noninterest bearing deposits in other banks with original maturities of three months or less, and federal funds sold to be cash equivalents.

    (C) LOAN IMPAIRMENT

        Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (as amended by Statement 118), "ACCOUNTING BY CREDITORS FOR IMPAIREMENT OF A LOAN." This statement requires that impaired loan within its scope be measured based on the present value of expected future cash flows or at the loan's market price or the fair value of the collateral if the loan is collateral dependent.

        Management does not believe this will have a material impact on the Company.

                                                                 (Continued)

               COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          (See accompanying review report of KPMG Peat Marwick LLP)

(2) INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE

    The amortized cost and estimated market values of investment securities held to maturity at June 30, 1995 and December 31, 1994 are summarized as follows:


                                                      JUNE 30, 1995                     DECEMBER 31, 1994
                                              -------------------------------     -------------------------------
                                              AMORTIZED COST      ESTIMATED       AMORTIZED COST      ESTIMATED
                                                                 MARKET VALUE                        MARKET VALUE
                                              --------------     ------------     --------------     ------------
U.S. Treasury securities and Municipals          5,216,725         5,233,469         8,739,600         8,685,511
                                              --------------     ------------     --------------     ------------


    The amortized cost and estimated market value of investments available for sale at June 30, 1995 and December 31, 1994 are as follows:



                                                      JUNE 30, 1995                     DECEMBER 31, 1994
                                              -------------------------------     -------------------------------
                                              AMORTIZED COST      ESTIMATED       AMORTIZED COST      ESTIMATED
                                                                 MARKET VALUE                        MARKET VALUE
                                              --------------     ------------     --------------     ------------
U.S. Treasury securities                         8,011,265         8,114,387         8,021,348         7,833,516
                                              --------------     ------------     --------------     ------------


    Included in U.S. Treasury securities are securities sold under agreements to repurchase. The following is a summary of securities sold under agreement to repurchase as of June 30, 1995:


                                             WITHIN
    U.S. TREASURY SECURITIES                 30 DAYS              TOTAL
    ------------------------                 -------              -----
       Carrying value                       $1,158,701           1,158,701
       Borrowings                            1,158,701           1,158,701
       Market value                          1,179,797           1,179,797


                                                                 (Continued)

The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At June 30, 1995, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended June 30, 1995, Agreements outstanding averaged approximately $1,693,704 and the maximum amount outstanding during the quarter was $2,749,024. Total interest expense paid on repurchase Agreements was $21,773 for the quarter ended June 30, 1995 and $39,431 for the six months ended June 30, 1995.

                                                                 (Continued)

                COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (See accompanying review report of KPMG Peat Marwick LLP)

(3) LOANS

    Major categories of loans included in the loan portfolio at June 30, 1995 and December 31, 1994 are summarized as follows:

                                                   1995            1994
                                                   ----            ----
    Commercial-secured                          $ 8,956,891       6,293,904
    Commercial-unsecured                          2,614,526       2,968,921
    Real estate -- mortgage                      53,849,981      51,155,457
    Other                                         1,966,335       1,625,572
                                                -----------      ----------
                                                 67,387,733      62,043,854
    Allowance for loan losses                      (741,071)       (657,569)
    Deferred loan origination fees                 (248,563)       (267,705)
                                                -----------      ----------
                                                $66,398,099      61,118,580
                                                ===========      ==========


    The activity in the allowance for loan losses for the three months ended June 30, 1995 and 1994 and the six months ended June 30, 1995 and 1994 is as follows:


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30                          JUNE 30
                                                       -----------------------          -----------------------
                                                         1995           1994              1995           1994
                                                       --------       --------          --------       --------
Balance at the beginning of the period                 $692,398        737,277           657,569        710,455
Charge offs                                                 (98)      (118,449)           (2,562)      (118,449)
Recoveries                                                3,771         10,880             6,064         27,702
Provision for loan losses                                45,000         24,000            80,000         34,000
                                                       --------       --------           --------      --------
Balance at the end of the period                       $741,071       653,708            741,071        653,708


                                                                 (Continued)

At June 30, 1995 and December 31, 1994, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $10,564,189 and $11,822,033, respectively. All such loans were made in the ordinary course of business.

                                                                 (Continued)

                 COMMERCIAL NATIONAL CORPORATION AND SUBSIDIARY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            (See accompanying review report of KPMG Peat Marwick LLP)


(4) DEPOSITS

    Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at June 30, 1995 and December 31, 1994 are as follows:


                                               1995             1994
                                               ----             ----
        Three months or less                $13,980,827       10,065,307
        Three through twelve months           7,250,846        1,132,098
        Over one year                           508,824          207,402
                                            -----------       ----------
                                            $21,736,497       11,404,807
                                            ===========       ==========



(5) COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Bank has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At June 30, 1995 and December 31, 1994, the Bank had commitments to customers of approximately $848,490 and $902,310 for standby letters of credit, $1,124,335 and $1,554,665 for unfunded firm loan commitments and $13,342,282 and $10,725,345 for approved lines of credit, respectively.


(6) EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of shares outstanding.

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


SUMMARY:

     At the end of the second quarter of 1995, the Company had a profit of $200,874 as compared to a profit of $245,709 for the same period in 1994. The major reasons for the decline were the expenses incurred in opening the Bank's first branch. Total interest expense during the first six months of 1995 increased 23% to $1,567,603 due to the increased flow of new deposits into the Bank.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first six months of the last three years is as follows:


                                       FOR THE SIX MONTHS ENDING
                              ---------------------------------------------
                               6/30/95           6/30/94          6/30/93
                              ----------        ----------       ----------
ROAA                                 .49%              .59%            1.16%
ROAE                                5.40%             7.27%           12.88%
NET INCOME                    $   200,874       $   245,709      $   403,899
AVERAGE ASSETS                $82,981,891       $83,820,367      $70,055,459
AVERAGE CAPITAL               $ 7,445,792       $ 6,760,084      $ 6,273,971


NET INTEREST INCOME

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and stockholders' equity. Net interest income for the second quarter of the last three years is as follows:


                                       FOR THE SIX MONTHS ENDING
                              ---------------------------------------------
                               6/30/95           6/30/94          6/30/93
                              ----------        ----------       ----------
INTEREST INCOME               $3,404,365        $2,777,026       $2,544,481
INTEREST EXPENSE              $1,567,603        $1,275,865       $1,071,885
NET INTEREST INCOME           $1,836,762        $1,501,161       $1,472,596


     Net interest income of $1,836,762 for the second quarter of 1995 was a 22% increase over the same period in 1994, which had a net interest income of $1,501,161.

     On an annualized basis, the Company's net interest margin was 4.58% through the second quarter of 1995 compared to 4.04% through the second quarter of 1994.

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

     There were 18 non-accruing loans totaling $2,905,100 as of June 30, 1995. Fifteen of the eighteen non-accrual loans, totaling $2,475,802, are collateralized with first mortgages.

     The Company's allowance for loan losses at June 30, 1995 was $741,071, a 1.10% reserve on total loans outstanding.

NON-INTEREST EXPENSE

     Operating expenses increased 24% for the six-month period ended June 30, 1995, to $1,631,146 compared with the same period for 1994 which had operating expenses of $1,314,398. A large portion of the rise in non-interest expense is due to increases in staffing due to one branch opening May 15, 1995.

PROVISION FOR INCOME TAXES

     The Company adopted the Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes, Statement 109) in 1992. Previously, the Company used the asset and liability method under the Statement of Financial Accounting Standards No. 96 (Accounting for Income Taxes, Statement 96).

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

     The risk based guidelines provided for a two year transition period, beginning on December 31, 1990. On December 31, 1993, the guidelines took effect in their final form where upon all banks are required to maintain a risk based capital ratio of 8.0%. At June 30, 1995, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 12.31% (12.32% for the Company on a consolidated basis).

    The Company stands ready to infuse additional capital into the Bank should it be warranted.

EFFECTS OF INFLATION

     The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which may move in concert with inflation. This is especially true for banks with a high percentage of rate-sensitive interest-earning assets and interest-bearing liabilities. A bank can reduce the impact of inflation if it can manage its rate-sensitivity gap. The Company attempts to structure its assets and liabilities and manage its gap in a manner which will minimize the potential adverse effects of inflation or other market forces on its profitability and capital position.

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

ACCOUNTING PRONOUNCEMENTS

     On March 31, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also prescribes the value of these assets to be disposed be reported at the lower of carrying amount or fair value less cost to sell.

     Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995; therefore, it is required to be implemented in the first quarter of 1996 for calendar year companies as is the Company.

     On May 31, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities". This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

     Statement 122 is effective prospectively for financial statements issued for fiscal year beginning after December 15, 1995; therefore, it is required to be implemented in the first quarter of 1996 for calendar year companies as is the Company.

                [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                        PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        The Company is currently not using derivatives.

        Expansion plans are continuing to move ahead for the Bank's branch sites. The Aloma Branch, located at 2200 Aloma Avenue, Winter Park, opened May 15, 1995. The second branch located at 1400 Howell Branch Road, Winter Park, is under construction, with a completion date set for November 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        EXHIBIT NO.           DESCRIPTION AND LOCATION
        -----------           ------------------------

          4.1 Specimen copy of the Company's stock certificate incorporated by reference from Exhibit 4.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992.

          4.2 Article IV of the Company's Articles of Incorporation, included by reference from
                              Exhibit 3.1 to Registration No. 2-98960-A.

          4.3 Stock Redemption/Repurchase Policy incorporated by reference from Exhibit 4.3 to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1993.

         10.1 Contract for Sale and Purchase dated June 15, 1993, by and between Commerce National Corporation and John M. Bocchicchio for branch location real estate.

         10.2 Offer to Purchase by and between Commerce National Corporation and Star Enterprises dated November 29, 1993, for branch location real estate.

        EXHIBIT NO.           DESCRIPTION AND LOCATION
        -----------           ------------------------

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

         10.6 Contract for Sale and Purchase by and between National Bank of Commerce and Donald D. Donovan dated September 23, 1993, for branch location real estate.

         10.7 Standard Form of Agreement between National Bank of Commerce and Aagaard-Juergensen, Inc. dated October 27, 1994, for the Aloma Avenue Branch Bank Site.

         27                   Financial Data Schedule (For SEC use only).


(b)     FORM 8-K

        No reports on Form 8-K were filed by the Company for the fiscal quarter ended June 30, 1995.

                    [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COMMERCE NATIONAL CORPORATION


Dated: August 11, 1995

                                     By: /S/ GUY D. COLADO
                                        ---------------------------
                                        GUY D. COLADO, President and
                                        Chief Executive Officer


Dated: August 11, 1995

                                     By: /S/ ALAN M. SCARBORO
                                        -----------------------------
                                         ALAN M. SCARBORO,
                                         Secretary/Treasurer