Form 10-Q
period 1995-09-30
COMMERCE NATIONAL CORP
filed 1995-11-13
CIK 773319

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
     For transition period from              to
                                ------------    --------------

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
Yes    X       No
   ---------      -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes            No            N/A    X
   --------       --------       -------

    This filing contains 24 pages. The Exhibit List commences on the sequential page number 21.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    On November 1, 1995, Commerce National Corporation (the "Company") had 523,565 shares of common stock, par value $0.10 per share, issued and outstanding.





                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

PART I. FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS.


The financial statements begin on the following page.

                   COMMERCE NATIONAL CORPORATION
                          AND SUBSIDIARY

                         TABLE OF CONTENTS


Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--September 30, 1995 and December 31, 1994

Condensed consolidated statements of operations (unaudited)--Three months ended September 30, 1995 and 1994; Nine months ended September 30, 1995 and 1994

Condensed consolidated statements of cash flows (unaudited)--Nine months ended September 30, 1995 and 1994

Selected notes to condensed consolidated financial statements (unaudited)-- September 30, 1995

The Board of Directors
Commerce National Corporation:

We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of September 30, 1995 and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1995 and September 30, 1994 and the condensed consolidated statements of cash flows for the nine month period
ended September 30, 1995 and 1994.   These condensed consolidated financial
statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

/s/ KPMG Peat Marwick LLP


Orlando, Florida
October 11, 1995

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

           (See accompanying review report of KPMG Peat Marwick LLP)


                                                      SEPTEMBER 30,        DECEMBER 31,
      ASSETS                                               1995               1994
      ------                                          -------------        ------------
Cash and due from banks                               $   3,304,508          1,850,183
Federal funds sold                                        2,500,000                 --
                                                      -------------         ----------
          Cash and cash equivalents                       5,804,508          1,850,183
Investment securities available for sale (note 2)        13,531,643          7,833,516
Investment securities held to maturity (note 2)           3,710,982          8,739,600
Loans, net (note 3)                                      67,776,775         61,118,580
Accrued interest receivable                                 699,359            679,985
Premises and equipment, net                               2,766,728          1,765,530
Other real estate owned                                     803,145            760,637
Deferred tax assets                                         159,475            250,088
Federal Reserve Bank stock, at cost                         142,500            142,500
Federal Home Loan Bank stock, at cost                       407,200            573,100
Independent Bankers Bank stock, at cost                      19,750             19,750
Prepaid expenses and other assets                           212,175             69,508


                                                      -------------         ----------
            Total assets                              $  96,034,240         83,802,977
                                                      -------------         ----------
                                                      -------------         ----------


See accompanying selected notes to condensed consolidated financial statements (unaudited).


                                                              SEPTEMBER 30,        DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1995                 1994
------------------------------------                          -------------        ------------
Deposits (note 4):
   Noninterest bearing                                        $  10,579,426          8,445,440
   Interest bearing                                              73,864,510         53,590,042
                                                              -------------       ------------
            Total deposits                                       84,443,936         62,035,482
Federal funds purchased                                                  --          2,500,000
Federal Home Loan Bank advances                                   1,301,345          4,182,754
Other borrowed funds                                              2,084,785          7,540,097
Accrued interest payable                                            180,524             54,838
Accounts payable and other liabilities                              244,535            269,207
                                                              -------------        -----------
            Total liabilities                                    88,255,125         76,582,378
                                                              -------------        -----------

Common stock, par value $.10 per share (1,000,000 shares
  authorized; 545,365 shares issued and 523,565 outstanding
  at September 30, 1995 and December 31, 1994)                       54,537             54,537
Additional paid-in capital                                        5,350,342          5,350,342
Treasury stock, at cost (21,800 shares at September 30, 1995
  and December 31, 1994)                                           (208,640)          (208,640)
Retained earnings                                                 2,530,949          2,148,329
Unrealized gain (loss) on investments available for sale, net        51,927           (123,969)
                                                              -------------        -----------
          Total stockholders' equity                              7,779,115          7,220,599

Commitments (note 5)

                                                               ------------        -----------
          Total liabilities and stockholders' equity           $ 96,034,240         83,802,977
                                                               ------------        -----------
                                                               ------------        -----------



                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (See accompanying review report of KPMG Peat Marwick LLP)


                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                           ------------------            -----------------
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                            1995         1994           1995           1994
                                            ----         ----           ----           -----
Interest income:
  Loans                                 $ 1,741,909    1,230,853      4,607,687      3,451,594
  Investment securities                     251,386      252,296        734,051        694,306
  Federal funds sold                         62,391       39,332         84,870        128,032
  Federal Reserve Bank stock                  2,138        2,136          6,413          6,522
  Federal Home Loan Bank stock                   --           --         27,758         21,189
  Due from banks                              6,380       35,672          7,791        104,099
                                        -----------    ---------      ---------      ---------

        Total interest income             2,064,204    1,560,289      5,468,570      4,405,742
Interest expense                          1,045,457      677,337      2,613,060      1,953,202
                                        -----------    ---------      ---------      ---------

        Net interest income               1,018,747      882,952      2,855,510      2,452,540
Provision for loan losses                    95,000       16,000        175,000         50,000
                                        -----------    ---------      ---------      ---------
        Net interest income after
          provision for loan losses         923,747      866,952      2,680,510      2,402,540
                                        -----------    ---------      ---------      ---------
Other operating income:
  Customer service fees                     118,607       99,013        339,758        296,260
  Management fees                                --        4,500          6,000         13,500
Other operating expenses:
  Salaries and benefits                     337,832      298,009      1,058,754        874,439
  Occupancy expense                         144,657       83,367        349,862        293,962
  Legal and professional fees                57,748       36,918        164,190        129,098
  Other expenses                            199,786      207,118        798,363        642,311
                                        -----------    ---------      ---------      ---------
                                            740,023      625,412      2,371,169      1,939,810
                                        -----------    ---------      ---------      ---------
        Net operating income                302,331      345,053        655,099        772,490
Other income:
   Gain on sale of securities                    --           --             --             --
   Gain on sale of loan                          --           --             --             --
   Loss on sale and write down of
     other real estate owned                 (3,257)          --        (26,001)       (18,523)
                                        -----------    ---------      ---------      ---------
        Net earnings before taxes           299,074      345,053        629,098        753,967
Income tax expense                          117,329      141,834        246,478        305,039
                                        -----------    ---------      ---------      ---------
        Net earnings                    $   181,745      203,219        382,620        448,928
                                        -----------    ---------      ---------      ---------
                                        -----------    ---------      ---------      ---------
Earnings per share (note 6)             $       .35          .39            .73            .86
                                        -----------    ---------      ---------      ---------
                                        -----------    ---------      ---------      ---------


See accompanying selected notes to condensed consolidated financial statements (unaudited).

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

           (See accompanying review report of KPMG Peat Marwick LLP)



                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                                  SEPTEMBER 30,
                                                                            1995              1994
                                                                            ----              ----
Cash flows provided by operating activities:
  Net income                                                           $    382,620          448,928

  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation of  premises and equipment                                 77,175           47,738
     Net amortization of premiums and accretion of discounts on investment securities held to maturity and investment
        securities available for sale                                        40,986          112,870
      Provision for loan losses                                             175,000           50,000
      Deferred loan origination fees                                         66,915           26,722
      Loss on sale of other real estate owned                                 6,001            2,423
      Write down to net realizable value on other real
        estate owned                                                         20,000           16,100
      Cash provided by (used in) changes in:
           Accrued interest receivable                                      (19,374)        (117,272)
           Prepaid expenses and other assets                               (142,667)         (80,289)
           Accrued interest payable                                         125,686          (14,702)
           Accounts payable and other liabilities                           (24,672)          50,257
                                                                       ------------      -----------

     Net cash provided by operating activities                              707,670          542,775
                                                                       ------------      -----------
Cash flows provided by (used in) investing activities:
  Net loans made to customers                                            (6,948,967)      (6,596,882)
  Purchases of investment securities available for sale                  (5,380,986)      (7,512,118)
  Proceeds from maturity of investment securities available
    for sale                                                              5,000,000        4,000,000
  Purchase of premises and equipment                                     (1,228,373)        (633,345)
  Redemption/(purchase) of Federal Home Loan Bank stock                     102,900          (90,000)
  Investment in other real estate owned                                          --         (270,946)
  Proceeds from sale of other real estate owned                             130,348               --
                                                                       ------------      ------------

     Net cash used in investing activities                               (8,325,078)     (11,103,291)
                                                                       ------------      ------------


                                                                    (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

           (See accompanying review report of KPMG Peat Marwick LLP)




                                                                            NINE MONTHS ENDED
                                                                            -----------------
                                                                               SEPTEMBER 30,
                                                                          1995             1994
                                                                          ----             -----

Cash flows provided by financing activities:
  Net increase in demand deposits, NOW accounts and passbook
    savings accounts                                                   (2,206,977)       10,117,532
  Net increase (decrease) in certificates of deposit                   24,615,431        (5,327,206)
  Decrease in federal funds purchased                                  (2,500,000)               --
  Principal repayment on mortgage note payable                            (16,398)           (8,092)
  Increase (decrease) in repurchase agreements                         (5,438,914)          415,000
  Net proceeds from (repayments of) borrowings from the
    Federal Home Loan Bank                                             (2,881,409)          223,963
                                                                       ----------        ----------

       Net cash provided by financing activities                       11,571,733         5,421,197
                                                                       ----------        ----------

       Net (decrease) increase in cash and cash equivalents             3,954,325        (5,139,319)

Cash and cash equivalents at the beginning of the period                1,850,183         7,686,675
                                                                       ----------        ----------

Cash and cash equivalents at the end of the period                     $5,804,508         2,547,356
                                                                       ----------        ----------
                                                                       ----------        ----------
Cash paid during the period for:
  Interest                                                             $2,487,374         1,967,904
                                                                       ----------        ----------
                                                                       ----------        ----------

  Income taxes                                                         $  242,483           350,849
                                                                       ----------        ----------
                                                                       ----------        ----------

Supplemental disclosures for noncash transactions:
  Market value adjustment - investments for sale:
    Investments                                                           (78,678)         (111,646)
    Deferred income tax liability                                         (26,751)          (37,959)
                                                                       ----------        ----------

         Unrealized gain on investments available for sale             $  (51,927)          (73,687)
                                                                       ----------        ----------
                                                                       ----------        ----------

  Transfer land to other real estate owned from premises
    and equipment                                                      $  150,000                --
                                                                       ----------        ----------
                                                                       ----------        ----------

  Transfer foreclosed loan to other real estate owned                  $   48,857                --
                                                                       ----------        ----------
                                                                       ----------        ----------


See accompanying selected notes to condensed consolidated financial statements (unaudited).

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

 SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             September 30, 1995

          (See accompanying review report of KPMG Peat Marwick LLP)


(1)   BASIS OF PRESENTATION

     (A)   INTERIM FINANCIAL INFORMATION

           The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
           December 31, 1994.

     (B)   STATEMENT OF CASH FLOWS

           For purposes of the condensed consolidated statement of cash flows, the Company considers cash and due from banks, noninterest bearing deposits in other banks, and federal funds sold to be cash equivalents.

     (C)   LOAN IMPAIRMENT

           Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (as amended by Statement
           118), "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN." This statement requires that impaired loans within its scope be measured based on the present value of expected future cash flows or at the loan's market price or the fair value of the collateral if the loan is collateral dependent.

           Management does not believe this will have a material impact on the Company.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

 SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          (See accompanying review report of KPMG Peat Marwick LLP)

(2) INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE

      The amortized cost and estimated market values of investment securities held to maturity at September 30, 1995 and December 31, 1994 are summarized as follows:




                                          SEPTEMBER 30, 1995                     DECEMBER 31, 1994
                                          ------------------                     -----------------
                                     AMORTIZED           ESTIMATED          AMORTIZED        ESTIMATED
                                       COST             MARKET VALUE          COST         MARKET VALUE
                                     ---------          ------------        ---------      ------------
      U.S. Treasury securities
        and municipals              $3,710,982             3,716,589        8,739,600         8,685,511
                                    ----------             ---------        ---------         ---------
                                    ----------             ---------        ---------         ---------



      The amortized cost and estimated market value of investments available for sale at September 30, 1995 and December 31, 1994 are as follows:




                                           SEPTEMBER 30, 1995                   DECEMBER 31, 1994
                                           ------------------                   -----------------
                                      AMORTIZED          ESTIMATED          AMORTIZED      ESTIMATED
                                         COST          MARKET VALUE            COST      MARKET VALUE
                                      ---------        ------------         ---------    ------------
      U.S. Treasury securities      $13,452,965          13,531,643         8,021,348      7,833,516
                                    -----------          ----------         ---------      ---------
                                    -----------          ----------         ---------      ---------


      Included in U.S. Treasury securities are securities sold under agreements to repurchase.

      The following is a summary of securities sold under agreement to repurchase as of September 30, 1995:


             U.S. TREASURY SECURITIES            WITHIN 30 DAYS           TOTAL
             ------------------------            --------------           -----
                  Carrying value                 $    1,730,655         1,730,655
                  Borrowings                          1,730,655         1,730,655
                  Market value                        1,732,754         1,732,754



    The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At September 30, 1995, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended September 30, 1995, Agreements outstanding averaged approximately $2,407,301 and the maximum amount outstanding during the quarter was $3,559,286. Total interest expense paid on repurchase Agreements was $9,440 for the quarter ended September 30, 1995 and $73,832 for the nine months ended September 30, 1995.


                                                           (Continued)

                COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         (See accompanying review report of KPMG Peat Marwick LLP)





(3)   LOANS

      Major categories of loans included in the loan portfolio at September 30, 1995 and December 31, 1994 are summarized as follows:



                                              1995              1994
                                              ----              ----
      Commercial-secured                  $ 8,986,412         6,293,904
      Commercial-unsecured                  2,799,094         2,968,921
      Real estate - mortgage               55,294,110        51,155,457
      Other                                 1,729,347         1,625,572
                                          -----------        ----------


                                           68,808,963        62,043,854
      Allowance for loan losses              (822,398)         (657,569)
      Deferred loan origination fees         (209,790)         (267,705)
                                          -----------        ----------

                                          $67,776,775        61,118,580
                                          -----------        ----------
                                          -----------        ----------



      The activity in the allowance for loan losses for the three months ended September 30, 1995 and 1994 and the nine months ended September 30, 1995 and 1994 is as follows:





                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                              -------------          -------------
                                            1995       1994        1995        1994
                                            ----       ----        ----        -----
      Balance at the beginning
       of the period                      $741,071    653,708     657,569     710,455

      Charge offs                          (57,988)    (2,665)    (60,550)   (121,114)
      Recoveries                            44,315      6,152      50,379      33,854
      Provision for loan losses             95,000     16,000     175,000      50,000
                                          --------    -------     -------     -------
      Balance at the end of the period    $822,398    673,195     822,398     673,195
                                          --------    -------     -------     -------
                                          -------     -------     -------     -------


      At September 30, 1995 and December 31, 1994, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $10,324,536 and $11,822,033, respectively. All such loans were made in the ordinary course of business.


                                                                (Continued)

               COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (See accompanying review report of KPMG Peat Marwick LLP)




(4)   DEPOSITS

      Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at September 30, 1995 and December 31, 1994 are as follows:


                                            1995              1994
                                            ----              -----
      Three months or less             $ 13,952,987        10,065,307
      Three through twelve months         9,968,162         1,132,098
      Over one year                         510,624           207,402
                                       ------------        ----------
                                       $ 24,431,773        11,404,807
                                       ------------        ----------
                                       ------------        ----------


(5)   COMMITMENTS

      In the normal course of business, the Company has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At September 30, 1995 and December 31, 1994, the Company had commitments to customers of approximately $870,097 and $902,310 for construction standby letters of credit, $1,576,598 and $1,554,665 for unfunded firm loan commitments and $13,437,892 and $10,725,345 for approved lines of credit, respectively.

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

SUMMARY:

    For the nine months ending September 30, 1995, the Company had a profit of $382,620 as compared to a profit of $448,928 for the same period in 1994. The major reason for the decline in profit for the first nine months of 1995 is the expenses incurred in opening two branch offices on May 15, and October 16, respectively. Total interest expense for the first nine months of 1995 increased 34% to $2,613,060 due to the increased flow of new deposits into the Bank.

    Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the third quarter of the last three years is as follows:

                             ---------------------------------------------
                                    FOR THE NINE MONTHS ENDING
                             ---------------------------------------------
                                9/30/95          9/30/94         9/30/93
--------------------------------------------------------------------------
ROAA                                 .59%             .71%            .96%
--------------------------------------------------------------------------
ROAE                                6.77%            8.76%          10.99%
--------------------------------------------------------------------------
NET INCOME                    $   382,620     $   448,928     $   524,001
--------------------------------------------------------------------------
AVERAGE ASSETS                $87,050,693     $84,237,854     $72,704,404
--------------------------------------------------------------------------
AVERAGE CAPITAL               $ 7,535,549     $ 6,837,045     $ 6,355,422
--------------------------------------------------------------------------


NET INTEREST INCOME

    Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and shareholder's equity. Net interest income for the first nine months of the last three years is as follows:

                                    ----------------------------------------------
                                             FOR THE NINE MONTHS ENDING
                                    ----------------------------------------------
                                     9/30/95           9/30/94           9/30/93
----------------------------------------------------------------------------------
INTEREST INCOME                     $5,468,570        $4,405,742        $3,895,694
----------------------------------------------------------------------------------
INTEREST EXPENSE                    $2,613,060        $1,953,202        $1,676,850
----------------------------------------------------------------------------------
NET INTEREST INCOME                 $2,855,510        $2,452,540        $2,218,844
----------------------------------------------------------------------------------


    Net interest income of $2,855,510 for the first nine months ending September 30, 1995 was a 16% increase over the same period in 1994, which had a net interest income of $2,452,540. The 1995 increase was the result of strong loan demand which increased by 11% to $67,776,775 through the third quarter of 1995.

    On an annualized basis, the Company's net interest margin was 4.65% through the third quarter of 1995 compared to 4.22% through the third quarter of 1994.

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

    In addition to the continuing internal assessment of the loan portfolio, the Bank engages an independent, third-party loan review consultant to periodically review the loan portfolio every six months. The Bank's loan portfolio is also subject to examination by the Office of the Comptroller of the Currency ("OCC").

    There were fifteen (15) non-accruing loans totaling $2,482,349 as of September 30, 1995. Twelve (12) of the 15 non-accrual loans, totaling $2,336,285, are collateralized with first mortgages. Two non-accrual loans totaling $143,568 are secured by inventory and assets.

    The Company's allowance for loan losses at September 30, 1995, was $822,398, or a 1.20% reserve on total loans outstanding.

NON-INTEREST EXPENSE

    Operating expenses increased 22% for the nine-month period ended September 30, 1995, to $2,371,169 compared with the same period for 1994, which had operating expenses of $1,939,810. A large portion of the rise in non-interest expense is due to increases in staffing due to one branch opening May 15, 1995, and a second branch opening October 16, 1995.

PROVISION FOR INCOME TAXES

    The Company adopted the Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes, Statement 109) in 1992. Previously, the Company used the asset and liability method under the Statement of Financial Accounting Standards No. 96 (Accounting for Income Taxes, Statement 96).

LIQUIDITY

    The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of specific short-term loans and investments with specific types of deposits and borrowings. The objective of liquidity management is to maintain a balance between sources and uses of funds such that the cash flow needs of the Company are met in the most economical manner. On the asset side, the Company's liquidity is provided by Federal funds sold, loan principal repayments, and by investment securities of which 100% have maturities of five years or less. Moreover, liquidity is provided by an investment portfolio that is readily marketable.

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

    The risk-based guidelines provided for a two-year transition period, beginning on December 31, 1990. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At September 30, 1995, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 11.64% (12.27% for the Company on a consolidated basis).

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

COMPETITION

    All areas of the Company's business are highly competitive. The Company faces heavy competition, both from local and national financial institutions and from various other providers of financial services. By industry standards, the Company relies heavily on large deposit customers. This factor is a result of the Bank's customer base and local demographics. The Bank and the Company are well capitalized.

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

    Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995; therefore, it is required to be implemented in the first quarter of 1996 for calendar year companies as is the Company. Management does not expect this to have a significant impact.

    On May 31, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities". This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

    Statement 122 is effective prospectively for financial statements issued for fiscal year beginning after December 15, 1995; therefore, it is required to be implemented in the first quarter of 1996 for calendar year companies as is the Company. Management does not expect this to have a significant impact.



                [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                      PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company is currently not using derivatives.

         Expansion plans are continuing to move ahead for the Bank's branch sites. The Aloma Branch, located at 2200 Aloma Avenue, Winter Park, opened May 15, 1995. The second branch located at 1400 Howell Branch Road, Winter Park, opened October 16, 1995.

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

            10.1                    Contract for Sale and Purchase dated June 15, 1993,
                                    by and between Commerce National Corporation and
                                    John M. Bocchicchio for branch location real estate,
                                    incorporated by reference from Exhibit 10.1 to the
                                    Company's Report on Form 10-Q for the fiscal quarter
                                    ended September 30, 1994.




            Exhibit No.             Description and Location
            -----------             ------------------------
            10.2                    Offer to Purchase by and between Commerce National
                                    Corporation and Star Enterprises dated November 29, 1993,
                                    for branch location real estate, incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

            10.3                    Contract for Sale and Purchase by and between National Bank of Commerce and Louis Campese and W. Riley Allen, Co-trustees, dated September 15, 1993, for branch location real estate, incorporated by reference from Exhibit 10.3 to the Company's
                                    Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

            10.4                    Contract for Sale and Purchase by and between Li'l Big Horn Farm
                                    Market, Inc. and National Bank of Commerce dated December 10, 1993, for branch location real estate, incorporated by reference from
                                    Exhibit 10.4 to the Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

            10.5                    Contract for Sale and Purchase by and between National Bank of
                                    Commerce and Robert R. Garofalo, Jr. dated May 6, 1994, for branch location real estate, incorporated by reference from Exhibit 10.5 to the Company's Report on Form 10-Q for the fiscal quarter ended September 30,
                                    1994.

            10.6                    Contract for Sale and Purchase by and between National Bank of Commerce and Donald D. Donovan dated September 23, 1993, for branch location real estate, incorporated by reference from Exhibit 10.6 to the Company's
                                    Report on Form 10-Q for the fiscal quarter ended September 30, 1994.




            Exhibit No.             Description and Location
            -----------             ------------------------
            10.7                    Standard Form of Agreement between National Bank of Commerce and
                                    Aagaard-Juergensen, Inc. dated October 27, 1994, for the Aloma Avenue
                                    Branch Bank Site, incorporated by reference from Exhibit 10.7 to the
                                    Company's Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

            27                      Article 9 Financial Data Schedule (for SEC use only).



(b)         FORM 8-K

            No reports on Form 8-K were filed by the Company for the fiscal quarter ended September 30, 1995.



                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMMERCE NATIONAL CORPORATION


Dated:  November 13, 1995
                 --

                                By:/s/ Guy D. Colado
                                   ----------------------------
                                   GUY D. COLADO, President and
                                   Chief Executive Officer


Dated:  November 13, 1995       By:/s/ Alan M. Scarboro
                 --                ----------------------------
                                   ALAN M. SCARBORO
                                   Secretary/Treasurer