Form 10-Q/A
period 1995-03-31
COMMERCE NATIONAL CORP
filed 1995-12-11
CIK 773319

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


                                          COMMERCE NATIONAL CORPORATION


Dated:  December 11, 1995
                                          By:/s/ Guy D. Colado
                                             -----------------------------
                                             GUY D. COLADO, President and
                                             Chief Executive Officer


Dated:  December 11, 1995
                                          By:/s/ Alan M. Scarboro
                                             -----------------------------
                                             ALAN M. SCARBORO,
                                             Secretary/Treasurer