Form 10-K
period 1995-12-31
COMMERCE NATIONAL CORP
filed 1996-03-29
CIK 773319

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
                               [X]
     For the fiscal year ended         December 31, 1995
                               --------------------------------

                               OR

                               [ ]
     For the transition period from              N/A
                                    ---------------------------

Commission File Number 2-98960-A


                         COMMERCE NATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

                                  59-2497676
                     (I.R.S. Employer Identification No.)


      1201 SOUTH ORLANDO AVENUE,
         WINTER PARK, FLORIDA                                32789
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (407) 629-1818

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    x    No _______
                                              -------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.


THIS FILING CONTAINS 84 PAGES. THE EXHIBIT LIST COMMENCES ON THE SEQUENTIAL PAGE NUMBER 74.

     The aggregate market value on March 1, 1996, of the Registrant's voting stock held by non-affiliates was $5,836,246. There was no formalized active market for Common Stock on said date, although there have been transactions in the last twelve months. The most recent transaction had a purchase price in the amount of $13.00 per share which is the amount the Registrant used for purposes of this disclosure.

     At March 1, 1996, the Registrant had outstanding:

                        523,565 shares of Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

     Registration No. 2-98960-A is incorporated by reference in Part IV, Item 14
a.3. Exhibits as noted.
     --------

                               TABLE OF CONTENTS
                               -----------------


Item No.            Caption                                                                              Page
--------            -------                                                                              ----
PART I  .................................................................................................   1
     Item 1.        Business.............................................................................   1
     Item 2.        Properties...........................................................................   6
     Item 3.        Legal Proceedings....................................................................   8
     Item 4.        Submission of Matters to a Vote of Security Holders..................................   8

PART II .................................................................................................   8
     Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters............   8
     Item 6.        Selected Financial Data .............................................................   9
     Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations   9
     Item 8.        Consolidated Financial Statements and Supplementary Data.............................  28
     Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  62

PART III ................................................................................................  63
     Item 10.       Directors and Executive Officers of the Registrant...................................  63
     Item 11.       Executive Compensation...............................................................  66
     Item 12.       Security Ownership of Certain Beneficial Owners and Management.......................  67
     Item 13.       Certain Relationships and Related Transactions.......................................  70

PART IV .................................................................................................  71
     Item 14.       Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K..................................................................  71

                                     PART I

ITEM 1.   BUSINESS
          --------

                         COMMERCE NATIONAL CORPORATION

     Commerce National Corporation, a Florida corporation (the "Company" or "CNC"), was incorporated under the laws of the State of Florida on February 21, 1985, for the purpose of purchasing 100% of the capital stock of the National Bank of Commerce (the "Bank") in order to adequately capitalize the Bank and for the purpose of organizing and acting as a bank holding company.

     CNC was organized as a bank holding company to enhance the Bank's ability to serve its customers' requirements for financial services. Currently, the Company engages in only the management of the Bank; however, CNC's structure is intended to provide flexibility for the provision of additional banking-related services which a traditional commercial bank may not provide under present laws.

     The Company was authorized by the Board of Governors of the Federal Reserve System (the "FRB") to invest up to $1,000,000 of its capital to purchase loans from the Bank which were in excess of authorized lending limits of the Bank. As of March 1, 1996, the Company was participating in an aggregate of $374,955 on four (4) different loans with the Bank.

                                    THE BANK

     The Bank has been in operation since August 4, 1986, the date it was granted the requisite charter from the United States Office of the Comptroller of the Currency (the "OCC"). The Bank conducts a general, commercial and retail banking business emphasizing in its marketing efforts its local management and ownership. The Bank presently offers a full range of accounts with a variety of features which management believes are compatible with the Bank's plan of business. Management will continue to assess the needs of its customers and to structure its types of accounts and services to meet their needs.

     The Bank has been marketing its services to depositors on the basis of the convenience of the Bank's locations; of its status as an institution managed locally; of its emphasis on personal attention to its customers and its full range of services. Thus far, the Bank has utilized traditional advertising media, as well as an active and community-involved management and board of directors to promote the Bank.

     In addition to depository and credit services, the Bank offers as part of its normal bank operations a variety of customer services, including notary services, photocopying, and signature guarantees. Additionally, safe deposit boxes, custodial services and account reconciliations are available. It is perceived that these services complement the depository and credit services offered by the Bank. The Bank joined the Federal Home Loan Bank of Atlanta in October of 1992. One of the purposes for joining this organization was to make single-family residential loans. It is the Bank's intention to invest short-term funds and to control the interest rate risk associated with fixed rate lending.

     The primary correspondent institutions of the Bank are Barnett Bank, N.A., Jacksonville and Independent Bankers' Bank of Florida, Inc., Orlando. Barnett Bank, N.A. acts as the primary clearing agent in the collection of checks received in the normal course of business by the Bank. In addition to the daily handling of checks, M&I Data Services Inc. serves as data processor for the Bank's loan and deposit services. Independent Bankers' Bank of Florida, Inc. provides advice and counseling in the area of securities investment and is agent in the Bank's overnight investment of federal funds. Neither Barnett Bank, N.A. nor Independent Bankers' Bank has provided trust services, nor have such services been provided by the Bank.

                                  COMPETITION

     As of March 1, 1996, there were ten commercial banks, two savings banks and several consumer finance companies in the Bank's perceived market area.
Although the principal competition for the Bank is thought to come from existing financial institutions within the market area, it should be noted that there are several commercial banks and savings and loan associations located outside but near the perceived market area. Most of the Bank's competitors have greater resources, broader geographic markets and higher lending limits and offer more services than the Bank. The right of banks in Florida to branch statewide and also the elimination of certain restrictions on interstate banking has heightened the competition of the Bank's market area.

     As of June 30, 1995, the Bank had approximately 1.2% of the deposits of Orange County, Florida.

     Offices affiliated with out-of-state financial institutions have entered Florida to offer limited financial services, including loans and deposit gathering activities. The State of Florida has adopted a reciprocal interstate regional banking law which permits bank holding companies headquartered outside of Florida to acquire Florida banks, provided Florida bank holding companies may likewise make bank acquisitions in the reciprocal state. Other out-of-state bank holding companies have entered the Florida banking market by acquiring failing thrift institutions. Competition for deposit and loan opportunities in the Bank's market area is intense because of the accelerating pace of deregulation and geographic expansion noted above.

     Accelerated deregulation of interest rate controls, combined with the significant new lending powers and the implementation of laws under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, has substantially increased the competitive environment and brought about changes in the financial services industry. Thrift institutions are direct competitors of the Bank with respect to both deposit gathering and loan opportunities.

     The Bank is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been encroaching upon the traditional banking markets. In certain instances, federal and state regulation of the Bank will make it more difficult to compete with these non-banking institutions. See "Supervision and Regulation," below.

     The Bank believes there is a continuing need for locally owned and operated banks in Orange County and competes on the basis of location, service to its customers and interest rates.

                           SUPERVISION AND REGULATION

     CNC and the Bank operate in a highly regulated environment, and their respective business activities are governed by statute, regulation and administrative policies. The business activities of CNC and the Bank are supervised by a number of federal regulatory agencies, including the Board of Directors of the Federal Reserve Board ("FRB"), the OCC and the Federal Deposit Insurance Corporation ("FDIC"). Additionally, CNC is supervised and regulated by the Securities and Exchange Commission.

     CNC is regulated by the FRB under the Bank Holding Company Act of 1956, as amended, which required CNC to register as a bank holding company and which subjects CNC to FRB examinations and certain reporting requirements. Interstate expansion of bank holding companies is prohibited unless accomplished by acquisition and such acquisition is specifically authorized by a statute of the state in which the target bank or bank holding company is located. A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the FRB to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies assuming the proper authorization is obtained prior to commencing the activities.

     Banking regulations allow for an assessment of CNC as the sole stockholder of the Bank to cover any impairment of capital, such assessment to be enforced by sale, to the extent necessary, of the Bank stock held by CNC if CNC fails to pay the assessment. Additionally there are restrictions on the amount of dividends the Bank is allowed to pay. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, surplus and retained earnings is below certain statutory limits.

     Presently, with respect to expansion, the Bank may establish branches within the limits of the State of Florida, with the approval of the OCC. To date, the Bank operates three branches. In addition, the Bank, as a subsidiary of CNC, will be subject to restrictions under federal law in dealing with CNC and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate, the purchase of assets from an affiliate and the amount of advances to a third party collateralized by securities of an affiliate.

     The operations of the Bank are affected by various requirements and restrictions imposed by the laws of the United States and the State of Florida, including requirements to maintain reserves against deposits, limitations on the interest rates that may be charged on certain types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments that may be made. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All subsidiary banks of a bank holding company must become and remain insured banks under the Federal Deposit Insurance Act.

     The scope of regulation and permissible activities of CNC and the Bank are subject to change by future federal and state legislation.

     In addition to a variety of generally applicable state and federal laws governing businesses and employers, such as the Equal Employment Opportunity Act prohibiting employment discrimination, the Occupational Safety and Health Act governing employee working conditions, and the like, the Bank is subject to a variety of special federal statutes and regulations applicable only to financial institutions. These include the Bank Secrecy Act, which requires it to report certain financial transactions to the Department of Revenue; the Truth in Lending Act and Federal Reserve Regulation Z, which requires disclosure of the terms of consumer finance transactions and regulates certain credit card practices; the Equal Credit Opportunity Act and Federal Reserve Regulation B, which prohibit discrimination in the evaluation and extension of credit; the Home Mortgage Disclosure Act and Federal Reserve Regulation C, which are intended to provide information and enable the public and public officials to determine if a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Electronic Fund Transfer Act and Federal Reserve Regulation E, which provide for consumer rights and safeguards in electronic fund transfer systems; the Community Reinvestment Act and OCC regulations applicable thereto which require financial institutions to meet their obligation to provide for the total credit needs of the communities they serve, including investing their assets in loans to low and moderate income borrowers; the Fair Debt Collection Practices Act which governs practices which may be used by associations and other credit grantors to eliminate abusive debt collection practices; the Fair Credit Reporting Act which governs the collection and use of credit information by credit reporting agencies to insure the confidentiality, accuracy, relevancy and proper utilization of consumer credit information; and the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, among others.

     The monetary and fiscal policies of regulatory authorities, including the FRB, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowing, the FRB influences the cost and availability of funds obtained for lending and investing. The Bank's deposit accounts are insured by the FDIC up to a maximum of One Hundred Thousand Dollars ($100,000.00) per insured depositor. The Bank is subject to regulations of the FDIC and to their periodic examinations as well as filing requirements. Any insured bank which is not operated in accordance with, or otherwise in conformance with FDIC regulations, policies and directives, could be cited for non-compliance. Non-compliance may result in proceedings against the Bank or any director, officer or employee of the Bank engaging in the unsafe and unsound practices cited. The FDIC does have the authority to terminate insurance of accounts in accordance with their procedures.

     Regulatory agencies have approved guidelines for the implementation of a risk capital framework that make capital requirements more sensitive to the risk profiles of the individual banking companies. Pursuant to these guidelines, capital is delineated as either "Tier One" or "Tier Two" capital. Tier One capital consists primarily of shareholders' equity while Tier Two capital consist of certain debt instruments and a portion of the reserve for loan losses. Currently, the Bank is subject to a minimum Tier One capital ratio of four percent (4%) and a total risk based capital ratio (i.e., Tier One plus Tier Two capital) of eight percent (8%).

     The Financial Institution's Reform, Recovery and Enforcement Act of 1989, ("FIRREA") contained a number of major regulatory reforms including stronger capital standards for banks and savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA allows the acquisition of savings and loan associations by buying holding companies and poses no interstate barriers to such bank holding company acquisitions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, and reasonably expected to be incurred by, the FDIC after its date of enactment (August 9, 1989) in connection with the default of a commonly controlled FDIC insured depository institution; or any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991, ("FDICIA") became law. The FDICIA revises the bank regulatory insurance coverage and funding provisions of the Federal Deposit Insurance Act, as well as makes regulatory changes in several other banking statutes. FDICIA requires the FDIC to develop and implement the system of risk based premiums for Federal Deposit Insurance, under which the semi-annual rates at which a depository institution is assessed will be based upon the probability that the depository institution fund will incur a loss with respect to the institution. Generally, under the FDICIA, all insured banks will be subject to an annual on-site examination by their primary federal regulatory agency, which, in the instance of the Bank, is the OCC. There are additional reporting requirements imposed upon depository institutions and the nature of their annual financial statements depending upon the size of the institution. Generally, better capitalized institutions will be subject to less regulation and supervision than poorly capitalized ones. Under the FDICIA, each banking agency must prescribe the applicable standards for its depository institutions and their holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and other standards as the agency deems appropriate.

                                   EMPLOYEES

     The Company and the Bank as of March 1, 1996, had 46 full-time employees and 5 part-time employees. The employees of the Bank are not part of any collective bargaining unit.

ITEM 2.   PROPERTIES
          ----------

     At year-end 1995, the Bank had Other Real Estate Owned (OREO) inventory consisting of six (6) parcels of real property. One of the parcels, consisting of seven (7) platted residential lots that were acquired in 1989, has been sold to Habitat for Humanity. The lots were sold contingent upon the City of Winter Park agreeing to zoning changes so that the lots could be developed without mandatory improvements. This contract is pending and, if it is exercised, the lots will be taken down over a 24-month period.

     A second parcel is agricultural land in which the Bank has a one-half interest. The third piece of property is a mobile home located in Volusia County, Florida. The mobile home is listed with a local realtor in that area, and is currently under contract.

     There are two (2) other parcels which are part of the OREO which are excess property for two (2) of the Bank's branches. These were separate parcels of property which had to be acquired to make each corner branch site economically feasible. One excess parcel is on the Aloma Avenue Branch and the other excess parcel is on the Temple Avenue Branch.

     A vacant piece of commercial property is being marketed extensively by a local real estate firm who is very familiar with these types of properties. There are ongoing negotiations with the municipality in which this property is located. This property is in a very popular commercial area and should move sometime in 1996.

     Marketing activity for all of these OREO properties continues to be active. It is anticipated that some properties will be sold in 1996.

     Both the Company and the Bank occupy a leasehold in the National Bank of Commerce Building located at 1201 South Orlando Avenue, Winter Park, Florida, which is owned by Gateway Plaza, Ltd., a Florida limited partnership, which entity is owned in part and controlled by certain directors of the Company and the Bank and affiliates thereof. See "Item 13--Certain Relationships and Related Transactions". The Bank and the Company jointly occupy approximately 10,030 square feet on the ground floor and 1,800 square feet of the basement of the building. The Bank paid rental expenses, in aggregate, of approximately $285,144 for the year ended 1995 which represented all amounts due under the lease agreement between the Company and Gateway Plaza, Ltd.

     The term of the lease dated June 12, 1985, which commenced on August 4, 1986, is for 10 years with three consecutive options to renew for a period of five years each. Additionally, the lease provides a first right of refusal to purchase the building on the terms of any acceptable bona fide offer.

     Expansion plans have been completed. The Aloma Branch, located at 2200 Aloma Avenue, Winter Park, opened May 15, 1995. The second branch located at 1400 Howell Branch Road, Winter Park, opened October 16, 1995. The above two
(2) branches are located in freestanding buildings which were built in 1995 and are owned by the Bank. On January 2, 1996, the Bank moved into its third branch site at 200 E. New England Avenue in downtown Winter Park, Florida. This facility is owned by Rollins College, a private institution located in Winter Park, which has leased the first floor and basement facility to the Bank.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     The Bank is a party to various legal proceedings in the ordinary course of its business including its proceedings to collect loans or enforce security interests. In the opinion of management of the Bank, none of the existing legal proceedings will have an adversarial impact on the business or the financial condition of the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     The Company did not submit any matter to a vote of its shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -----------------------------------------------------------------
          MATTERS
          -------

     As of March 1, 1996, there was no formally established trading market for the Company's shares of common stock, par value $0.10 per share (the "Common Stock"), although there have been recent transactions for the Common Stock. On that same date, the Company had approximately 438 shareholders based on the number of record holders. To date there has been little secondary trading in the Common Stock and, to the Company's knowledge, the Common Stock has not received any over-the-counter quotations. The trading of the Common Stock between third parties reflected values ranging between $10.00 and $14.71 per share during the year-end 1995.

------------------------------------------------------------
                        1995                   1994
                 Market Price Range     Market Price Range
                --------------------------------------------
Quarter Ended      High      Low          High      Low
------------------------------------------------------------
December 31       $14.71    $13.00       $10.00    $10.00

September 30      $13.00    $10.00       $10.00    $10.00

June 30           $10.00    $10.00       $10.00    $10.00

March 31          $10.00    $10.00       $10.00    $10.00
------------------------------------------------------------

     On June 21, 1993, the Company adopted a Stock Redemption/Repurchase Policy. As of March 1, 1996, 21,800 shares of the Company's common stock had been redeemed at a total price of $213,640, or $9.80 per share, all of which shares were redeemed in 1993.

     The Company has not declared any dividends to date, but continues to evaluate its options. On December 31, 1992, the Bank paid a $250,000 dividend to the Company. These funds were used to purchase loan participations from the Bank. This amount was later contributed back to the Bank for capital purposes. The Bank will continue to evaluate the payment of dividends to the Company on a quarterly basis. As a practical matter, in order for the Company to issue a dividend to its shareholders, the Bank would have to issue a dividend to its shareholder, the Company. Under the national banking laws, a national bank may not pay dividends from its capital; all dividends must be paid out of its net profits after deducting expenses. In addition, a national bank may not pay dividends on its shares of common stock unless its surplus equals its stated capital, unless in the case of annual dividends there has been transferred, to surplus, no less than one-tenth (1/10) of the bank's net profits for the preceding two consecutive half year periods. Additional approval is required in other circumstances where total dividends exceed certain preset amounts. See
Item 1 - Business--Supervision and Regulation, concerning the Bank.
         --------

ITEM 6.   SELECTED FINANCIAL DATA (Consolidated)
          -----------------------

                                                                DECEMBER 31
                          ------------------------------------------------------------------------------------
                                  1995            1994            1993            1992            1991
                          ------------------------------------------------------------------------------------
Net Interest Income           $  3,767,327     $ 3,413,990     $ 2,971,364     $ 2,775,852     $ 2,348,461

Provisions for Loan Losses    $    175,000     $    50,000     $    79,280     $    81,000     $   441,758

Net Income                    $    472,965     $   724,209     $   746,460     $   639,982     $   246,934

Income Per Share                       $.90           $1.38           $1.39           $1.17            $.45

Total Assets                  $100,365,487     $83,802,977     $77,056,684     $64,782,578     $61,713,387

Long-Term Obligations                   -0-             -0-             -0-             -0-             -0-

Average Equity                   7,613,835       6,927,701       6,399,098       5,846,348       5,237,491

Average Assets                  89,803,441      84,371,159      73,813,776      63,006,516      61,271,668

Cash Dividends Per Share                -0-             -0-             -0-             -0-             -0-
-------------------------------------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The accompanying consolidated financial statements of the Company are primarily affected by the operation of the National Bank of Commerce (the "Bank"), its wholly owned subsidiary.

     The following discussion and analysis presents a review of the Company's Consolidated Financial Condition and Results of Operation. This review should be read in conjunction with the Consolidated Financial Statements and other financial data presented herein.

SUMMARY

     For fiscal 1995, the Company had a profit of $472,965 as compared to a profit of $724,209 in 1994. One of the major reasons for the decline in profit in 1995 was the result of paying premiums to attract new deposits as each one of the three (3) branches opened in 1995 and early 1996. Also, there were costs incurred with the opening of each branch which were expensed in 1995 instead of being capitalized. Assets at year-end 1995 were $100,365,487, a 20% increase over 1994. Stockholder equity at year-end 1995 was $7,933,974 or 7.9% of year-end assets. For the majority of 1995, approximately $2,182,812 in loans were on non-accrual and/or non-earning real estate asset category. One-third of these dollars were one loan which paid off on January 29, 1996. Also, it must be considered that investment in land for new banking offices tied up funds that otherwise would have produced interest income in 1995. Loan demand continued to remain strong in 1995, with net loans increasing 9% to $66,648,785. Net income per common share for 1995 was $0.90 per share compared to $1.38 per share for 1994.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholders' equity (ROAE). A comparison of these ratios for the last three years is as follows:

                       1995          1994          1993
                ---------------------------------------------
ROAA                      .54%          .86%         1.01%

ROAE                     6.21%        10.45%        11.67%

Net Income         $   472,965   $   724,209   $   746,460

Average Assets     $89,803,441   $84,371,159   $73,813,776

Average Capital    $ 7,613,835   $ 6,927,701   $ 6,399,098
-------------------------------------------------------------

NET INTEREST INCOME

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest bearing deposits and non-interest bearing deposits. Net interest income for the last three years is as follows:

                          1995        1994        1993
                    ---------------------------------------
Interest Income        $7,419,207  $6,041,229  $5,238,640

Interest Expense       $3,651,880  $2,627,239  $2,267,276

NET INTEREST INCOME    $3,767,327  $3,413,990  $2,971,364
-----------------------------------------------------------

     Net interest income of $3,767,327 represented a 10.4% increase over 1994.

     The Company's net interest margin was 4.47% for the year ended December 31, 1995, compared to 4.26% for 1994.

PROVISION FOR LOAN LOSSES

     It is the Company's practice to maintain the allowance for loan losses at a level considered by management to be adequate to provide for reasonably foreseeable loan losses. There is no precise method of predicting loan losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgement. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including consideration of:

     Borrowers' financial data, together with evaluations of industry data, competition, the borrower's management capabilities and the underlying collateral for secured loans, including, when appropriate, independent appraisals of real estate properties, and other factors;

     Consumer loan growth trends and delinquency and default rates, together with an analysis of past and present repayment performance;

     A continuing evaluation of the loan portfolio by lending officers and senior management; and

     Monthly review and evaluation of loans identified as having loss potential. If as a result of such monthly reviews, a loan is judged to be uncollectible, the carrying value of the loan is reduced to that portion that is considered to be collectible.

     In addition to the continuing internal assessment of the loan portfolio, the Bank engages an independent, third party loan review consultant to review the loan portfolio every six months. The Bank's loan portfolio is also subject to examination by the OCC.

     The allowance for loan losses for year-end 1995 was $856,803, a 1.26% reserve on total loans outstanding at year-end 1995. Net recoveries totaled $24,234 for 1995 compared to net charge-offs totaling $102,886 in 1994. Also, there were recoveries on unsecured commercial loans in 1995 totaling $18,000. There was an additional Small Business Association ("SBA") loan of which there was a recovery of approximately $26,000. Non-accruing loans totaled $2,182,812 and $2,355,375 at December 31, 1995 and 1994, respectively.

     The Company and the Bank continue to be examined by the Federal Reserve Bank, Office of the Comptroller of Currency (National Bank Examiners), and a private loan review consultant.

     The most recent Comptroller of the Currency (OCC) safety and soundness examination was as of May 1995. The allowance for loan and lease losses was evaluated as part of this review. No change was recommended.

NON-INTEREST INCOME

     The total non-interest income increased from $429,621 in 1994 to $491,519 in 1995. One of the main reasons for the increase was that all service fees were increased mid-year 1994. The impact of these increases did not take effect until 1995. The other reason is the continued stringent policies on NSF charges.

NON-INTEREST EXPENSE

     Operating expenses increased $662,760 or 26% to $3,256,880 for year-end 1995 compared to the same period in 1994. The increase in salary expense of $293,826 was due primarily to the staff hired to open the three (3) branches. Also, a portion of this increase was for annual salary adjustments.

     Occupancy expenses in 1995 increased $93,261 due partly to the purchase of furniture and fixture which is included in this classification for the three (3) new branches. Also, a portion of this expense would have been attributed to the lease which the Bank assumed on the New England Avenue Branch which opened in January, 1996.

     Legal and professional fees increased $48,664 due primarily to the legal expenses which were incurred in settling two (2) large real estate loans. One loan closed during the last quarter of 1995, and the other loan closed in January, 1996. Stationery and printing supplies increased $69,230 to $128,055. The increase in this figure reflects stationery and supplies which were needed to furnish the three (3) branches as they opened in 1995 and early 1996.

     In the other expense category, the increase in 1995 was $192,933 resulting in the year-end figure of $578,923. One of the big increases was in business development which went from $5,580 in 1994 to $93,305 in 1995. A large percentage of this increase was business development activities that were done for the branch openings. Postage increased to $52,171 in 1995 from $38,338 in 1994 as the Bank continued to grow in deposits and, of course, more literature and statements were being produced. Miscellaneous loan expense increased to $49,198 from $22,927. A large portion of this was due to expenses incurred on several SBA loans in 1995. The courier expense in 1995 was $23,781, as opposed to $18,569 in 1994. With the addition of the three (3) branches, there was more mileage incurred in 1995. The correspondent banking charges increased from $31,165 in 1994 to $53,010 in 1995. The telephone expense increased to $28,347 in 1995 as opposed to $15,925 in 1994. Basically, all of the expenses listed above have increased simply due to the three (3) branches which came on line in 1995 and early 1996.

INCOME TAXES

FEDERAL

     The Company files a consolidated federal income tax return on behalf of itself and the Bank and reports their income and expenses under the accrual method of accounting.

     Under the applicable provisions of the Internal Revenue Code of 1986 (the "Code"), banks and bank holding companies are generally subject to the same rules concerning federal income taxes as are other corporations. There are, however, special rules applicable to banks. The most significant rule relates to the deduction of bad debts.

     The Company uses the reserve method in calculating its bad debt deduction. Under the reserve method, a bank is required to use the experience method in calculating its deduction. Under the experience method, a bank computes the ratio of total bad-debt charge-offs for its most recent six taxable years, including the current taxable year (adjusted for recoveries of bad debts during such period), to the sum of loans outstanding at the close of each such six years. The ratio so computed is applied to loans outstanding at the close of the current taxable year, and the result constitutes the permissible reserve balance.

     Depending on the composition of its items of income and expense, a bank may be subject to the alternative minimum tax ("AMT"). For tax years beginning after 1986, a bank must pay an alternative minimum tax equal to the amount (if any) by which 20 percent of alternative minimum taxable income ("AMTI") as reduced by an exemption varying with AMTI, exceeds the regular tax due, AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of adjusted net book income (usually financial statement net income plus federal income tax expense) over AMTI. For tax years after 1989, this 50 percent of book income preference was replaced by 75 percent of the excess of adjusted current earnings over AMTI. AMTI may be reduced only up to 90 percent by AMT net operating loss carryovers. Alternative minimum tax paid can be carried forward indefinitely and credited against regular tax due in later years to reduce regular tax to the amount of alternative minimum tax payable in those years. The alternative minimum tax applicable to tax years after 1986 is significantly broader in scope than the pre-1986 minimum tax and substantially increases the likelihood that banks and savings institutions will have to pay alternative minimum tax.

STATE

     The State of Florida imposes a corporate franchise tax on banks which subjects the taxable income of such institutions to a 5.5 percent tax (or, if greater, an alternative minimum tax equal to 3.3 percent of alternative minimum taxable income). The Florida franchise tax may be reduced by a credit for intangible taxes paid, but such credit cannot exceed 65 percent of the franchise tax due for the year. The Florida franchise tax is deductible in determining federal taxable income. Florida taxable income is substantially similar to federal taxable income, except that it includes interest income on obligations of any state or political subdivision thereof which is not otherwise exempt under Florida laws and that net operating losses cannot be carried back to prior taxable years.

                                   LIQUIDITY

     The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests and providing for liability outflows while at the same time monitoring interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of specific short-term loans and investments with specific types of deposits and borrowing. The objective of liquidity management is to maintain a balance between sources and uses of funds such that the cash flow needs of the

Company are met in the most economical manner. On the asset side, the Company's liquidity is provided by Federal funds sold, loan principal repayments, and by investment securities of which 100% have maturities of five years or less. Moreover, liquidity is provided by an investment portfolio that is readily marketable.

     Closely related to the concept of liquidity is the management of interest earning assets and interest bearing liabilities, which focuses on maintaining stability in the net interest spread, an important factor in earnings growth and stability. The interest rate volatility of recent years and rate deregulation have significantly affected the way in which banks manage their business and have highlighted the importance of asset and liability management. For the Company, the most important objectives in asset and liability management include: (1) controlling interest rate exposure, (2) ensuring adequate liquidity, and (3) maintaining strong capital foundation.

     The following table summarizes the Company's asset and liability balances as of December 31, 1995 which, due to the rate adjustments for principal prepayments and amortization and maturities are expected to reprice within the specified time frame.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                        THE RATE-SENSITIVE BALANCE SHEET
                   WITH 10% CALCULATION FOR RETURN ON EQUITY
       WITH DEPOSITS SPREAD BY BUCKET STRUCTURE OF IRR SUPERVISORY MODEL


                              REVOLVES     1-90 DAYS    90-180 DAYS  181-365 DAYS   1-3 YEARS    3-5 YEARS   ALL OTHER     TOTALS
                             -----------  ------------  -----------  ------------  -----------  -----------  ----------  -----------
Investment Portfolio                  0       500,450    1,506,286     3,522,931    9,136,281            0      557,200   15,223,148


Loans                        16,877,116     2,897,692    2,888,408     8,423,662   22,578,767    7,690,740    6,018,924   67,375,309


Loan Loss Reserve              -248,802      -100,000     -100,000      -100,000     -100,000     -100,000     -100,000     -848,802


FF Sold/Interest Bearing
 Deposits                     8,589,486             0            0             0            0            0            0    8,589,486


Cash & Due From                       0             0            0             0            0            0    3,307,571    3,307,571


All Other Assets                      0             0            0             0            0            0    6,514,545    6,514,545

                             ----------   -----------    ---------    ----------   ----------   ----------   ----------  -----------

TOTAL                        25,217,800     3,298,142    4,294,694    11,846,593   31,615,048    7,590,740   16,298,240  100,161,257

                             ==========   ===========    =========    ==========   ==========   ==========   ==========  ===========


Demand Deposits                       0             0            0             0            0            0   13,343,615   13,343,615


Regular Savings                 617,441       500,000    1,000,000     1,000,000    5,000,000    4,500,000            0   12,617,441


NOW                             803,359       750,000      750,000       750,000      750,000    3,000,000            0    6,803,359


Money Market Deposits
 Accounts                     3,295,200     2,000,000    2,000,000     3,000,000    3,000,000            0            0   13,295,200


Certificates of Deposit               0    12,149,440      812,872     3,366,697   25,369,871    1,641,955            0   43,340,835


Reverse Repurchase                    0             0            0             0            0            0            0            0


Federal Funds Purchased               0             0            0             0            0            0            0            0


Repurchase Agreements         1,046,513             0            0             0            0            0            0    1,046,513


Other Borrowed Money                  0         8,400            0        36,350       85,950       69,600    1,065,795    1,266,095


Mortgage Indebtedness                 0             0            0             0            0            0      348,431      348,431


Other Liabilities                     0             0            0             0            0            0      587,098      587,098


Capital Notes                         0             0            0             0            0            0    5,000,000    5,000,000


Equity                                0             0            0             0            0            0    2,512,670    2,512,670

                             ----------   -----------    ---------    ----------   ----------   ----------   ----------  -----------

TOTAL LIABILITIES & EQUITY    5,762,513    15,407,840    4,562,872     8,153,047   34,205,821    9,211,555   22,857,609  100,161,257

                             ==========   ===========    =========    ==========   ==========   ==========   ==========  ===========


GAP                          19,455,287   -12,109,698     -268,178     3,693,546   -2,590,773   -1,620,815   -6,559,369

GAP/Total Assets                  19.42%       -12.09%       -0.27%         3.69%       -2.59%       -1.62%       -6.55%

Cumulative GAP               19,455,287     7,345,589    7,077,411    10,770,957    8,180,184    6,559,369            0

Cumulative GAP/Total Assets       19.42%         7.33%        7.07%        10.75%        8.17%        6.55%


CAPITAL RESOURCES

     On January 27, 1989, the OCC issued an amendment to 12 CFR Part 3 adopting final risk based capital guidelines for national banks. Developed in conjunction with the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System, these guidelines provide an additional measure of a bank's capital adequacy and are intended to reflect the relative degree of credit risk associated with various assets by setting different capital requirements for assets having less credit risk than others. Secondly, banks are required to systematically hold capital against such off-balance sheet activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. Finally, the guidelines strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loss reserves and other forms of equity such as preferred stock that can be counted as capital.

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would be more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At December 31, 1995, the Bank had a total risk based capital ratio (i.e., Tier One plus Tier Two capital) of 11.36% (12.06% for the Company on a consolidated basis). See Item 1
- Business  -- Supervision and Regulation.
  --------

     The Company stands ready to infuse additional capital into the Bank should it be warranted.

EFFECTS OF INFLATION

     The impact of inflation on banks differs from the impact on non-financial institutions. Banks, as financial intermediaries, have assets which may move in concert with inflation. This is especially true for banks with a high percentage of rate sensitive interest-earning assets and interest-bearing liabilities. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. The Company attempts to structure its assets and liabilities and manage its gap in a manner which will minimize the potential adverse effects of inflation or other market forces on its profitability and capital position.

LEGAL ACTION

     Neither the Company nor the Bank are involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

COMPETITION

     All areas of the Company's business are highly competitive. The Company faces heavy competition, both from local and national financial institutions and from various other providers of financial services. By industry standards, the Company relies heavily on large deposit customers. In the opinion of management, this factor is a result of its customer base and the local demographics. The Bank and the Company are well capitalized. Management believes that the future calls for solid growth in assets by concentrating on earnings and building a strong community presence through local branching activities which are being undertaken in 1995.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                            STATISTICAL INFORMATION


              CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE
           AND AVERAGE YIELDS EARNED AND RATES PAID -- 1995 AND 1994 (Dollars in thousands, yields on taxable equivalent basis)

                                        ---------------------------------------------------------------------------------------
                                                       1995                                            1994
-------------------------------------------------------------------------------------------------------------------------------
                                         AVERAGE                                         AVERAGE
                                         BALANCES      INCOME           YIELD            BALANCES      INCOME          YIELD
            ASSETS                          (1)          (1)            RATES               (1)          (1)           RATES
-----------------------------------------------------------------------------------------------------------------------------
Loans                                       $65,180      $6,218          9.54%              $57,486      $4,783          8.32%
-----------------------------------------------------------------------------------------------------------------------------
Investment Securities                        14,981         979          6.53%               16,536       1,013          6.13%
-----------------------------------------------------------------------------------------------------------------------------
Funds Sold                                    2,971         171          5.76%                3,450         132          3.83%
-----------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Deposits                     1,174          52          4.43%                2,699         105           .89%
-----------------------------------------------------------------------------------------------------------------------------
Other Short-Term Investments                    -0-         -0-           -0-                   -0-         -0-           -0-
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL EARNING ASSETS                    $84,306       7,419          8.80%              $80,171       6,033          7.52%
-----------------------------------------------------------------------------------------------------------------------------
Cash                                          1,849         N/A           N/A                 1,922         N/A           N/A
-----------------------------------------------------------------------------------------------------------------------------
Premises and Equipment                        2,448         N/A           N/A                 1,291         N/A           N/A
-----------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                      (748)        N/A           N/A                  (717)        N/A           N/A
-----------------------------------------------------------------------------------------------------------------------------
Other Assets                                  1,912         N/A           N/A                 1,704         N/A           N/A
-----------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                            $89,767         N/A           N/A               $84,371         N/A           N/A
-----------------------------------------------------------------------------------------------------------------------------


                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                           ------------------------------------------------------------------------------------
                                                         1995                                      1994
 ------------------------------------------------------------------------------------------------------------------------------
   LIABILITIES AND                          AVERAGE                                   AVERAGE
   SHAREHOLDER'S                           BALANCES                       YIELD      BALANCES                       YIELD
     EQUITY                                   (1)       EXPENSES          RATES        (1)        EXPENSES          RATES
------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Deposits:
------------------------------------------------------------------------------------------------------------------------------
  NOW Accounts                                $ 6,051      $  168          2.79%        $ 6,103       $  172          2.82%
------------------------------------------------------------------------------------------------------------------------------
  Savings                                      14,335         580          4.05%         19,554          783          4.00%
------------------------------------------------------------------------------------------------------------------------------
  Money Market                                 12,823         495          3.86%         14,393          451          3.13%
------------------------------------------------------------------------------------------------------------------------------
  Certificates of Deposits                     33,172       2,018          6.08%         22,757          889          3.91%
------------------------------------------------------------------------------------------------------------------------------
  Other Time                                      -0-         N/A           N/A             -0-          N/A           N/A
------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST-
 BEARING DEPOSITS                             $66,381      $3,261          4.91%        $62,807       $2,295          3.65%
------------------------------------------------------------------------------------------------------------------------------
Funds Purchased                                   202          14          6.93%            260           13          5.00%
------------------------------------------------------------------------------------------------------------------------------
Other Short-Term Borrowing                      5,752         377          6.55%          5,389          319          5.92%
------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                    -0-         -0-           -0-             -0-          -0-           -0-
------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST-                             $ 5,954      $  391          6.57%        $ 5,649       $  332          5.88%
BEARING LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                               $ 9,234         N/A           N/A         $ 8,245          N/A           N/A
------------------------------------------------------------------------------------------------------------------------------
Other Liabilities                                 689         N/A           N/A             803          N/A           N/A
------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                            7,509         N/A           N/A           6,867          N/A           N/A
------------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES
AND SHAREHOLDERS'
   EQUITY                                     $89,767         N/A           N/A         $84,371          N/A           N/A
-----------------------------------------------------------------------------------------------------------------------------

                                           ---------------------------------------------------------------
                                                 1995       1994          1993          1992       1991
----------------------------------------------------------------------------------------------------------
Interest Rate Spread                             3.89%      3.87%         3.94%         3.90%      3.29%
----------------------------------------------------------------------------------------------------------
Net Interest Income (in thousands)            $ 3,767     $3,414        $2,971       $ 2,776     $2,348
----------------------------------------------------------------------------------------------------------
Net Interest Margin (2)                          4.47%      4.26%         4.24%         4.64%      4.07%
----------------------------------------------------------------------------------------------------------

  (1) Calculations were based on average balances for asset and liability accounts and actual year end income and expense totals, causing some distortion in yield verses rates actually earned on interest earning assets and paid on interest bearing liabilities.

  (2)  Net interest income divided by total earning assets.

                MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                    December 31, 1995 and December 31, 1994
                            (Dollars in thousands)

                                            -----------------------------------------------------------------------
                                                        1995                                1994
                                            -----------------------------------------------------------------------
                                                                 WEIGHTED                             WEIGHTED
                                             CARRYING             AVERAGE        CARRYING              AVERAGE
                                              VALUE                YIELD*          VALUE                YIELD*
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Other U.S. Government
Agencies and Corporations:
-------------------------------------------------------------------------------------------------------------------
  Due In One Year Or Less                        $ 5,544               6.14%         $ 6,015               6.64%
-------------------------------------------------------------------------------------------------------------------

  Due After One Year Through Five                  9,108               6.52%          10,556               6.43%
  Years
-------------------------------------------------------------------------------------------------------------------

  Due After Five Years Through                       -0-                -0-              -0-                -0-
  Ten Years
-------------------------------------------------------------------------------------------------------------------

  Due After Ten Years                                -0-                -0-              -0-                -0-
-------------------------------------------------------------------------------------------------------------------
          TOTAL                                  $14,652               6.38%         $16,571               6.51%
-------------------------------------------------------------------------------------------------------------------

States and Political Subdivisions:
-------------------------------------------------------------------------------------------------------------------

  Due In One Year Or Less                            -0-                -0-              -0-                -0-
-------------------------------------------------------------------------------------------------------------------

  Due After One Year Through Five Years              190               4.05%             190               4.05%
-------------------------------------------------------------------------------------------------------------------

  Due After Five Years Through Ten Years             -0-                -0-              -0-                -0-
-------------------------------------------------------------------------------------------------------------------

  Due After Ten Years                                -0-                -0-              -0-                -0-
-------------------------------------------------------------------------------------------------------------------
Other Securities                                     -0-                -0-              -0-                -0-
-------------------------------------------------------------------------------------------------------------------
          TOTAL INVESTMENT SECURITIES            $14,842               6.35%         $16,761               6.48%
-------------------------------------------------------------------------------------------------------------------

* Weighted average yields are calculated on the basis of the carrying value of the security.

                        LOAN PORTFOLIO BY TYPES OF LOANS
                                 (In thousands)

                                    ------------------------------
                                     DECEMBER 31,  DECEMBER 31,
                                        1995          1994
           -------------------------------------------------------
            COMMERCIAL:
           -------------------------------------------------------

            Secured                          $ 7,997       $ 6,294
           -------------------------------------------------------

            Unsecured                          2,379         2,969
           -------------------------------------------------------

           REAL ESTATE:
           -------------------------------------------------------

             Construction                      5,231         5,710
           -------------------------------------------------------

             Mortgage                         50,121        45,444
           -------------------------------------------------------

           Credit Card                           -0-           -0-
           -------------------------------------------------------

           Other Consumer Loans                2,004         1,626
           -------------------------------------------------------

           Lease Financing                       -0-           -0-
           -------------------------------------------------------

                  TOTAL LOANS                $67,732       $62,043
           -------------------------------------------------------


             LOAN MATURITY AND INTEREST RATE SENSITIVITY ANALYSIS
                               December 31, 1995
                                (In thousands)


                                            ---------------------------------------
                                                REMAINING MATURITIES OF LOANS
-----------------------------------------------------------------------------------
LOAN MATURITY (1)                             TOTAL    1 YEAR    WITHIN     AFTER
                                                                1-5 YEARS     5
                                                                            YEARS
-----------------------------------------------------------------------------------
Commercial, Financial and Agricultural       $10,377   $ 6,681    $ 2,573   $1,123
-----------------------------------------------------------------------------------
Real Estate                                   55,422    22,563     27,642    5,217
-----------------------------------------------------------------------------------
Other                                          1,933     1,091        842      -0-
-----------------------------------------------------------------------------------
          TOTAL                              $67,732   $30,335    $31,057   $6,340
-----------------------------------------------------------------------------------

(1)  Based upon scheduled principal payments.

                                                           REMAINING MATURITIES OF LOANS
--------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                                TOTAL      1 YEAR        WITHIN       AFTER 5
                                                                                1-5 YEARS       YEARS
--------------------------------------------------------------------------------------------------------
Loans With:
--------------------------------------------------------------------------------------------------------
  Predetermined Interest Rates                          $29,304      $ 8,504       $10,747     $10,053
--------------------------------------------------------------------------------------------------------
  Floating or Adjustable                                 38,428       20,970        11,640       5,818
   Interest  Rates
--------------------------------------------------------------------------------------------------------
            TOTAL                                       $67,732      $29,474       $22,387     $15,871
--------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

     The following table summarizes the Company's non-accrual and past due loans as of December 31 for each year indicated. A common presentation for non-performing assets and loans past due 90 days or more is as follows:

                                           -------------------------------------------------------
                                                                  DECEMBER 31
                                           -------------------------------------------------------
                                             1995         1994        1993       1992      1991
--------------------------------------------------------------------------------------------------
Non-accrual Loans                          $2,182,812  $2,355,375  $1,637,750  $879,257  $625,326
--------------------------------------------------------------------------------------------------

Accruing Loans Past Due
90 Days or More                                   -0-         -0-         -0-       -0-       -0-
-------------------------------------------------------------------------------------------------

If interest due on all non-accrual loans had been accrued at the original contract rates, interest income would have been approximately $32,050 greater for 1991, approximately $59,204 greater for 1992, approximately $29,693 greater for 1993, approximately $114,017 greater for 1994, and approximately $203,476 greater for 1995.

POTENTIAL PROBLEM LOANS

     On December 31, 1995, the Bank had non-accrual loans totaling $2,182,812. Of this amount, $1,973,132 was secured by first mortgages, including one SBA loan. Installment credit loans that are non-accrual total $76,466. Also, there are SBA loans not secured by mortgages totaling $133,214.

     At year-end 1995, there were seventeen (17) loans on non-accrual. The largest first mortgage loan on a local motel in the amount of $678,759 was paid off in January, 1996. Also, another first mortgage loan on a commercial building totaling $131,723 has since been brought current. Another first mortgage loan totaling

$66,394 has been brought current and is being monitored very closely. A first mortgage loan totaling $183,838 on four (4) spec homes has been reduced by the sale of two (2) of these houses and has been brought current. There is one loan with an SBA guarantee which is secured by a first mortgage on a motel located in Osceola County, Florida. A Receiver has been appointed by the Court for this motel. It is the feeling of the Bank that, upon the sale of this motel, the Bank will recoup, at minimum, 50% of the principal unsecured balance which is now on non-accrual. Another one of the first mortgage loans on a spec house totaling $57,432 is now under contract and should close in the second quarter of 1996. The one remaining large first mortgage loan in the amount of $385,121 is in the process of foreclosure. The borrower made a down payment of $75,000 when this house was purchased.

     One of the unsecured loans totaling $48,477 has since been brought current and has been put on a four-year amortization program.

     It is currently anticipated that any losses that will be associated with the non-accrual loans might occur under a portion of one SBA loan and one first mortgage loan. It is the feeling that the losses under these credits will be minimal.


                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                    -----------------------------------------------
                                        1995                        1994
-----------------------------------------------------------------------------------
                                          PERCENT OF                   PERCENT OF
                                           ESTIMATED                   ESTIMATED
                                           LOANS IN                    LOANS IN
                                             EACH                         EACH
  BALANCE AT                                CATEGORY                    CATEGORY
 DECEMBER 31,                               TO TOTAL                    TO TOTAL
 APPLICABLE TO                AMOUNT          LOANS        AMOUNT        LOANS
----------------------------------------------------------------------------------
Commercial                   $359,857             42%     $131,514           20%
----------------------------------------------------------------------------------
Real Estate                   471,242             55%      512,904           78%
----------------------------------------------------------------------------------
Consumer                       25,704              3%       13,151            2%
----------------------------------------------------------------------------------
    ACTUAL TOTAL             $856,803            100%     $657,569          100%
------------------------------------------------------------------------------------

     In general, the Bank calculates its Loan Loss Reserve by allocating historical loss percentages of all criticized and classified loans, as well as delinquent and non-accrual credits. The historical loss percentages are calculated on a moving three (3) year weighted average by loan category, i.e.,
                                                                         ----
real estate, commercial, or installment. For large real estate credits, a percentage discount is applied to current appraised values to determine potential loss exposure. For the unallocated portion of the loan portfolio, the methodology applies to various percentage allocations based on the quality of liquidity of collateral, i.e., certificate of deposit, secured loans
                                    -----
versus unsecured loans. Management also allocates loan loss provisions for certain loans representing a concentration of capital and off balance sheet risk, such as letters of credit and unfunded loan commitments.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure", on January 1, 1995. The Company, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. Impaired loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written down to the lower of cost or collateral value.
Impairment losses are included in the allowance for loan losses through a charge to the provisions for loan losses. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter. Prior periods have not been restated.

     In accordance with SFAS No. 114 as amended by SFAS No. 118, the Company records impairment in the value of its loans as an addition to the allowance for loan losses. Any changes in the value of impaired loans due to the passage of time or revisions in estimates are reported as adjustments to provision expense in the same manner in which impairment initially was recognized. Adoption of SFAS No. 114 as amended by SFAS No. 118 had no impact on the level of the overall allowance for loan losses or on operating results, and does not affect the Company's policies regarding write-offs, recoveries or income recognition.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                COMPOSITION OF DEPOSITS FOR 1995, 1994 AND 1993
                             (Dollars in thousands)

                         -----------------------------------------------------------------------------------------------------------

                                          1995                               1994                                1993
                         -----------------------------------------------------------------------------------------------------------

                                                   AVERAGE                            AVERAGE                           AVERAGE
                                           % OF      RATE                     % OF      RATE                     % OF     RATE
                            AVERAGES       TOTAL     PAID      AVERAGES       TOTAL     PAID      AVERAGES       TOTAL    PAID
------------------------------------------------------------------------------------------------------------------------------------

Demand                        $ 9,234      12.21%         -0-    $ 8,245      11.60%         -0-    $ 7,544      12.02%        -0-
------------------------------------------------------------------------------------------------------------------------------------

NOW                             6,051       8.00%        2.79%     6,103       8.60%        2.75%     5,611       8.94%       3.01%
------------------------------------------------------------------------------------------------------------------------------------

Savings                        14,335      18.96%        4.05%    19,554      27.52%        4.00%     9,473      15.10%       3.86%
------------------------------------------------------------------------------------------------------------------------------------

Money
Market                         12,823      16.96%        3.86%    14,393      20.26%        3.50%    11,960      19.06%       3.53%
------------------------------------------------------------------------------------------------------------------------------------

Deposit                        33,172      43.87%        6.08%    22,757      32.02%        4.75%    28,154      44.88%       3.80%
------------------------------------------------------------------------------------------------------------------------------------

  TOTAL                        75,615     100.00%        4.31%   $71,052     100.00%        3.57%   $62,742     100.00%       3.23%

----------------------------------------------------------------------------------------------------------------------------------

                    MATURITY OF CDS AND OTHER TIME DEPOSITS
                         IN AMOUNTS OF $100,000 OR MORE
                               December 31, 1995
                                 (In thousands)

    ------------------------------------------------------------
          MONTHS TO       CD'S         DOMESTIC   OTHER TIME
          MATURITY                     DEPOSITS      TOTAL
    ------------------------------------------------------------
     3 Or less             $13,117          -0-        $13,117
    ------------------------------------------------------------
     Over 3 through 12       9,948          -0-          9,948
    ------------------------------------------------------------
     Over 12                   817          -0-            817
    ------------------------------------------------------------
         TOTAL             $23,882          -0-        $23,882
    ------------------------------------------------------------


                          RETURN ON EQUITY AND ASSETS

                        --------------------------------------
                          1995    1994    1993    1992   1991
      --------------------------------------------------------
      Return On Equity    6.21%  10.45%  11.67%  10.95%  4.71%
      --------------------------------------------------------
      Return On Assets     .54%    .86%   1.01%   1.02%   .40%
      --------------------------------------------------------
      Equity To Assets    7.91%   8.23%   8.67%   9.28%  8.55%
      --------------------------------------------------------

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 121

          In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell, except for assets that are covered by APB Opinion No. 30 which will continue to be reported at the lower of the carrying amount or net realizable value. This Statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company has determined that FAS 121 is not applicable in 1995.

     SFAS No. 122

          In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance for each impaired stratum. This Statement is applied prospectively in fiscal years beginning after December 15, 1995. The Company has determined that FAS 122 is not applicable in 1995 as the bank does not engage in this activity.

     SFAS No. 123

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." This Statement established financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock, and stock appreciation rights.

          This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is most reliably measurable. This Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has determined that FAS 123 is not applicable in 1995 as no such arrangements were consummated during the year.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------------------

     The required financial information begins on the following page.

                COMMERCE NATIONAL CORPORATION AND SUBSIDIARIES


                               Table of Contents



Independent Auditors Report


Consolidated Balance Sheets - December 31, 1995 and 1994

Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity - Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993


Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT
                           ________________________



The Board of Directors
Commerce National Corporation
 and Subsidiary:


We have audited the accompanying consolidated balance sheets of Commerce National Corporation and subsidiary as of December 31, 1995 and 1994, the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce National Corporation and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



January 19, 1996

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1995 and 1994

              ASSETS                                                   1995            1994
              ------                                                   ----            ----
Cash and due from banks (note 2)                                  $   3,897,057       1,850,183
Federal funds sold                                                    8,000,000              --
Investment securities available for sale (note 3)                    12,136,418       7,833,516
Investment securities held to maturity (estimated market
  value of $2,714,950 and $8,685,510 in 1995 and 1994,
  respectively) (note 3)                                              2,705,957       8,739,600
Loans, less allowance for loan losses of $856,803
  for 1995 and $657,569 for 1994 (note 4)                            66,648,785      61,118,580
Accrued interest receivable                                             632,936         679,985
Premises and equipment, net (note 5)                                  3,486,488       1,765,530
Other real estate owned                                                 802,145         760,637
Federal Reserve Bank stock, at cost                                     150,000         142,500
Federal Home Loan Bank stock, at cost                                   407,200         573,100
Deferred income taxes, net (note 10)                                    178,000         250,088
Prepaid expenses and other assets                                       149,401          89,258
Executive supplemental income plan - cash surrender value
  life insurance policies (note 17)                                   1,171,100              --




                                                                    -----------     -----------
      Total assets                                                $ 100,365,487      83,802,977
                                                                    ===========     ===========


See accompanying notes to consolidated financial statements.

          LIABILITIES AND SHAREHOLDERS' EQUITY                              1995             1994
          ------------------------------------                              ----             ----
Deposits (note 7):
  Noninterest bearing                                                $    13,285,944       8,445,440
  Interest bearing                                                        76,056,835      53,590,042
                                                                          ----------      ----------

         Total deposits                                                   89,342,779      62,035,482

Federal funds purchased                                                           --       1,500,000
Federal Home Loan Bank advances (note 8)                                   1,266,095       4,182,754
Other borrowed funds (note 9)                                              1,394,944       8,540,097
Accrued interest payable                                                     206,031          54,838
Accounts payable and other liabilities (note 17)                             221,664         269,207
                                                                          ----------      ----------

       Total liabilities                                                  92,431,513      76,582,378
                                                                          ----------      ----------



Shareholders' equity (note 11):
  Common stock, $.10 par value per share. Authorized
    1,000,000 shares; 545,365 shares issued, 523,565 shares
    outstanding at December 31, 1995 and 1994                                 54,537          54,537
  Additional paid-in capital                                               5,350,342       5,350,342
  Retained earnings                                                        2,621,294       2,148,329
  Treasury stock, at cost (21,800 shares at December 31, 1995
    and 1994)                                                               (208,640)       (208,640)
  Unrealized gain (loss) on investment securities available for
    sale, net                                                                116,441        (123,969)
                                                                          ----------      ----------

         Total shareholders' equity                                        7,933,974       7,220,599

Commitments and contingencies (note 18)                                   ----------      ----------

         Total liabilities and shareholders' equity                  $   100,365,487      83,802,977
                                                                         ===========      ==========

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

    For each of the years in the three-year period ended December 31, 1995

                                                             1995          1994          1993
                                                             ----          ----          ----
Interest income:
  Loans                                                 $  6,217,599     4,782,060     4,075,787
  Investment securities held to maturity and
     investments securities available for sale               979,436       983,101       934,338
  Federal funds sold                                         170,917       132,464       120,899
  Federal Reserve Bank stock                                   8,550         8,660         8,100
  Federal Home Loan Bank stock                                42,705        30,398        17,989
  Due from banks                                                  --       104,546        81,527
                                                           ---------     ---------     ---------

      Total interest income                                7,419,207     6,041,229     5,238,640
Interest expense:
  Deposits and other borrowed money (note 7)               3,651,880     2,627,239     2,267,276
                                                           ---------     ---------     ---------

      Net interest income                                  3,767,327     3,413,990     2,971,364
Provision for loan losses (note 4)                           175,000        50,000        79,280
                                                           ---------     ---------     ---------

      Net interest income after provision
         for loan losses                                   3,592,327     3,363,990     2,892,084
                                                           ---------     ---------     ---------

Other income:
  Customer service fees                                      485,519       411,201       374,083
  Management fees                                              6,000        18,420        18,510

Other expenses:
  Salaries and benefits                                    1,491,707     1,197,881     1,016,313
  Occupancy expense                                          491,882       398,621       388,942
  Advertising and public relations                           102,766        86,915        87,788
  Legal and professional fees                                223,464       174,800       190,446
  Stationery and printing supplies                           128,055        58,825        52,733
  Data processing expense                                    129,363       102,036        90,036
  General insurance                                           33,478        31,276        32,772
  FDIC insurance                                              77,242       157,776       132,751
  Other expenses                                             578,923       385,990       368,578
                                                           ---------     ---------     ---------

                                                           3,256,880     2,594,120     2,360,359
                                                           ---------     ---------     ---------

      Net operating income                                   826,966     1,199,491       924,318
                                                           ---------     ---------     ---------

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                                                            1995           1994           1993
                                                            ----           ----           ----
Other income and (expenses):
  Gain on sale of loan                                          --             --         79,018
  Gain (loss) on sale of investment securities
    available for sale                                          --         (6,851)       145,454
  Net loss on sale and writedown of
    other real estate                                      (28,001)       (24,431)        (9,558)
                                                           -------      ---------      ---------

      Income before taxes                                  798,965      1,168,209      1,139,232

Income tax expense (note 10)                               326,000        444,000        392,772
                                                           -------      ---------      ---------

      Net income                                       $   472,965        724,209        746,460
                                                           =======      =========      =========

      Net income per share                             $       .90           1.38           1.39
                                                           =======      =========      =========

      Weighted average shares outstanding                  523,565        523,565        536,998
                                                           =======      =========      =========



See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    For each of the years in the three-year period ended December 31, 1995

                                                                                      UNREALIZED
                                                                                    GAIN (LOSS) ON
                                                                                      INVESTMENT
                                                       ADDITIONAL                     SECURITIES        TREASURY        TOTAL
                                           COMMON       PAID-IN        RETAINED        AVAILABLE          STOCK,      SHAREHOLDERS'
                                           STOCK        CAPITAL        EARNINGS      FOR SALE, NET       AT COST        EQUITY
                                          -------      ----------      --------      -------------      --------     ------------
Balances, December 31, 1992                $  54,537     5,350,342       677,660               --            --       6,082,539

Net income                                        --            --       746,460               --            --         746,460

Purchase of treasury stock                        --            --            --               --      (208,640)       (208,640)

Unrealized gain on investment
    securities available for sale, net            --            --            --           46,327            --          46,327
                                              ------      --------      --------           ------       -------       ---------
Balances, December 31, 1993                   54,537     5,350,342     1,424,120           46,327      (208,640)      6,666,686

Net income                                        --            --       724,209               --            --         724,209

Unrealized (loss) on investment
    securities available for sale, net            --            --            --         (170,296)           --        (170,296)
                                              ------      --------      --------           ------       -------       ---------
Balances, December 31, 1994                   54,537     5,350,342     2,148,329         (123,969)     (208,640)      7,220,599

Net income                                        --            --       472,965               --            --         472,965

Unrealized gain on investment
    securities available for sale, net            --            --            --          240,410            --         240,410
                                              ------      --------      --------           ------       -------       ---------
Balances, December 31, 1995                $  54,537     5,350,342     2,621,294          116,441      (208,640)      7,933,974
                                              ======     =========     =========          =======      ========       =========

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    For each of the years in the three-year period ended December 31, 1995


                                                               1995          1994         1993
                                                               ----          ----         ----
Cash flows provided by operating activities:
 Net income                                                $   472,965       724,209      746,460
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation of premises and equipment                    119,767        68,227       62,783
     Deferred income taxes                                     (51,760)        9,000      (60,218)
     Net amortization of premiums and accretion of
       discounts on investment securities held to
       maturity and investment securities available
       for sale                                                 84,676       141,825      138,978
     Provision for loan losses                                 175,000        50,000       79,280
     Deferred loan origination fees                             41,774        53,596       97,928
     (Gain) loss on sale of investment securities
       available for sale                                           --         6,851     (145,454)
     Gain on sale of loan                                           --            --      (79,018)
     Loss on sale of other real estate owned                     2,744        21,331           --
     Writedown to fair value on other real estate owned         25,257         3,100        9,558
     Cash provided by (used in) changes in:
       Accrued interest receivables                             47,049      (121,260)     (83,684)
       Prepaid expenses and other assets                       (60,143)       (9,919)     (35,662)
       Accrued interest payable                                151,193       (12,374)     (15,126)
       Accounts payable and other liabilities                  (47,543)       12,066      (74,784)
                                                               -------       -------      -------

         Net cash provided by operating activities             960,979       946,652      641,041
                                                               -------       -------      -------

Cash flows provided by (used in) investing activities:
 Loans (net of collections)                                 (5,795,836)   (9,696,490)  (8,970,863)
 Purchases of investment securities held to maturity                --            --   (1,312,717)
 Purchases of investment securities available for sale      (5,489,677)   (9,498,545)  (6,171,662)
 Proceeds from sale of investment securities available
   for sale                                                         --     2,455,865    7,162,812
 Proceeds from maturity of investment securities
   held to maturity                                          6,000,000            --           --
 Proceeds from maturity of investment securities
   available for sale                                        1,500,000     5,000,000           --
 Purchase of cash surrender value life insurance
   policies to fund executive supplemental income           (1,171,100)           --           --
 Purchase of Federal Home Loan Bank stock                           --       (90,000)    (292,100)
 Proceeds from sale of Federal Home Loan Bank stock            165,900            --           --
 Purchase of Federal Reserve Bank stock                         (7,500)           --       (7,500)
 Purchase of premises and equipment                         (1,990,725)     (927,005)    (488,931)
 Proceeds from the sale of other real estate owned             129,348       163,524           --
 Proceeds from sale of loan                                         --            --      873,226
                                                            ----------       -------      -------

         Net cash used in investing activities              (6,659,590)  (12,592,651)  (9,207,735)
                                                            ----------   -----------   ----------

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                                                              1995          1994          1993
                                                              ----          ----          ----
Cash flows provided by financing activities:
  Net increase in demand deposits, NOW accounts
    and passbook savings accounts                             871,508     5,628,901     9,265,176
  Net increase (decrease) in certificates of deposit       26,435,789    (9,578,374)      438,753
  Federal funds purchased                                  (1,500,000)    1,500,000            --
  Federal funds sold                                       (8,000,000)           --            --
  Principal repayments on mortgage notes payable              (22,097)      (12,653)           --
  Increase (decrease) in other borrowed funds              (7,123,056)    8,099,569      (526,000)
  Proceeds from borrowings from the Florida
    Home Loan Bank                                                 --       172,064     2,601,940
  Principal payments on Federal Home Loan Bank
    borrowings                                             (2,916,659)           --            --
  Purchase of treasury stock                                       --            --      (164,640)
                                                           ----------     ---------     ---------

          Net cash provided by financing activities         7,745,485     5,809,507    11,615,229
                                                            ---------     ---------    ----------

          Net increase (decrease) in cash and
          cash equivalents                                  2,046,874    (5,836,492)    3,048,535

Cash and cash equivalents at the beginning of the year      1,850,183     7,686,675     4,638,140
                                                            ---------     ---------     ---------

Cash and cash equivalents at the end of  the year          $3,897,057     1,850,183     7,686,675
                                                            =========     =========     =========

Cash paid during the year for:
  Interest                                                 $3,500,687     2,639,613     2,282,402
                                                            =========     =========     =========

  Taxes                                                    $  411,389       420,098       374,269
                                                            =========     =========     =========

Supplemental disclosures of non-cash transactions:
  Transfer of loans to other real estate owned             $   48,857       270,945       314,525
                                                            =========     =========     =========

  Market value adjustment - investment securities
    available for sale:
      Market value adjustment - investments                   176,426      (187,832)       70,192
      Deferred income tax liability (asset)                    59,985       (63,863)       23,865
                                                              -------       -------        ------

          Unrealized gain (loss) on investments
             available for sale, net                       $  116,441      (123,969)       46,327
                                                            =========      ========     =========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

During 1995, the Company reclassified $150,000 in land held for bank premises to other real estate owned.

During 1994, the Company purchased land for a branch site. In conjunction with the purchases, $200,000 in other real estate owned was exchanged, and $383,181 in mortgage notes payable were assumed. In addition, the Company reclassified $300,000 in land held for bank premises to other real estate owned.

During 1993, the Company accepted Company stock in lieu of payment on a loan. The stock is accounted for as treasury stock, at cost of $44,000, at December 31, 1993.










See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The accounting and reporting policies of Commerce National Corporation and its subsidiary conform to generally accepted accounting principles and prevailing practices within the banking industry.

     (A)   REPORTING ENTITY
           ----------------

          Commerce National Corporation (the "Company") is a bank holding company which owns National Bank of Commerce (the "Bank"). The Bank,s primary market is Central Florida. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation.

     (B)   PRINCIPLES OF CONSOLIDATION
           ---------------------------

          The consolidated financial statements of the corporation include the accounts of Commerce National Corporation and its wholly owned subsidiary, National Bank of Commerce. The operations of the Company consist primarily of the operations of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C)  CASH EQUIVALENTS
          ----------------

          For purposes of the statement of cash flows, the Company considers cash and due from banks, noninterest bearing deposits in other banks with original maturities of three months or less and federal funds sold to be cash equivalents.

     (D)  INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENTS SECURITIES
          -----------------------------------------------------------------
          AVAILABLE FOR SALE
          ------------------

          At January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FAS 115 requires the reporting of certain securities at fair value except for those securities which the Company has the positive intent and ability to hold to maturity. Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included in shareholders' equity net of the effect of income taxes.

          Securities that management has the intent and the Company has the ability at the time of purchase or origination to hold until maturity are classified as investment securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statements of operations. Realized gains and losses on investment securities are computed using the specific identification method.

                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1),  CONTINUED

     (E)   LOANS
           -----

          Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balance reduced by any charge-offs or specific valuation accounts, net of any deferred fees on originated loans.

          Loan origination fees are capitalized and recognized in income over the contractual life of the loans, adjusted for estimated prepayments based on the Bank,s historical prepayment experience.

          Commitment fees and costs relating to the commitments are recognized over the commitment period on a straight-line basis. If the commitment is exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

          Loans are placed on nonaccrual status when the loan becomes 90 days past due as to interest or principal, unless the loan is both well secured and in the process of collection, or when the full timely collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is written off and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure", on January 1, 1995. The Company, considering current information and events regarding the borrower,s ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan,s effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. Impaired loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Impairment losses are included in the allowance for loan losses through a charge to the provisions for loan losses. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter. Prior periods have not been restated.

                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1),  CONTINUED

     (F)   ALLOWANCE FOR LOAN LOSSES
           -------------------------

          The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio and commitments to extend credit, based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

          In accordance with SFAS No. 114 as amended by SFAS No. 118, the Company records impairment in the value of its loans as an addition to the allowance for loan losses. Any changes in the value of impaired loans due to the passage of time or revisions in estimates are reported as adjustments to provision expense in the same manner in which impairment initially was recognized. Adoption of SFAS No. 114 as amended by SFAS No. 118 had no impact on the level of the overall allowance for loan losses or on operating results, and does not affect the Company,s policies regarding write-offs, recoveries or income recognition.

          Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination.

     (G)   OTHER REAL ESTATE OWNED
           -----------------------

          Real estate acquired in the settlement of loans is initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or estimated fair value at the date of acquisition. Subsequently, such real estate acquired is carried at the lower of cost or estimated net realizable value. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

     (H)   PREMISES AND EQUIPMENT
           ----------------------

          Premises and equipment are stated at cost less accumulated depreciation which is computed principally on the straight-line method over the estimated useful lives (3-40 years) of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives (10-20 years) of the improvements or the terms of the related lease.


                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1),  CONTINUED

     (I)   INCOME TAXES
           ------------

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred tax assets are recognized subject to management,s judgment that realization is more likely than not.

     (J)   USE OF ESTIMATES
           ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (K)   RECLASSIFICATIONS
           -----------------

          Certain previously reported amounts have been reclassed to conform to current presentation.

(2)   RESTRICTIONS ON CASH
      --------------------

      The Company is required to maintain reserve balances in accordance with Federal Reserve Bank requirements. At December 31, 1995 and 1994, these reserve balances were $214,049 and $255,000, respectively.

                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)   INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES
      ----------------------------------------------------------------
      AVAILABLE FOR SALE
      ------------------

      The amortized cost and estimated market values of investment securities held to maturity and available for sale at December 31, 1995 and 1994 are as follows:

      INVESTMENT SECURITIES HELD TO MATURITY:

                                                              GROSS         GROSS       ESTIMATED
                                              AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                                COST          GAINS         LOSSES        VALUE
                                             -----------    ----------    ----------    ----------
      1995:
      U.S. Treasury securities               $ 2,515,957         7,953             -     2,523,910
      Municipals                                 190,000         1,040             -       191,040
                                             -----------    ----------    ----------    ----------

           Total                             $ 2,705,957         8,993             -     2,714,950
                                             ===========    ==========    ==========    ==========

      1994:
      U.S. Treasury securities                 8,549,600             -        47,256     8,502,344
      Municipals                                 190,000             -         6,834       183,166
                                             -----------    ----------    ----------    ----------

           Total                             $ 8,739,600             -        54,090     8,685,510
                                             ===========    ==========    ==========    ==========

      INVESTMENT SECURITIES AVAILABLE FOR SALE:

                                                               GROSS         GROSS       ESTIMATED
                                             AMORTIZED      UNREALIZED    UNREALIZED       MARKET
                                                COST          GAINS         LOSSES         VALUE
                                             -----------     ----------   ----------     ----------
      1995:
        U.S. Treasury securities             $11,959,992        176,426            -     12,136,418
                                             ===========     ==========   ==========     ==========

      1994:
        U.S. Treasury securities             $ 8,021,348              -      187,832      7,833,516
                                             ===========     ==========   ==========     ==========


                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)   CONTINUED

      The amortized cost and estimated market value of investment securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    AMORTIZED    ESTIMATED
                                                         COST   MARKET VALUE
                                                   -----------  ------------
      INVESTMENT SECURITIES HELD TO MATURITY:
         Due within one year                       $ 2,515,957     2,523,910
         Due after one year through five years         190,000       191,040
                                                   -----------    ----------

                                                   $ 2,705,957     2,714,950
                                                   ===========    ==========

      INVESTMENT SECURITIES AVAILABLE FOR SALE:
         Due within one year                         3,013,710     3,027,970
         Due after one year through five years       8,946,282     9,108,448
                                                   -----------    ----------

                                                   $11,959,992    12,136,418
                                                   ===========    ==========

      Proceeds from sales of investments available for sale were $-0-, $2,455,865 and $7,162,812 in 1995, 1994 and 1993, respectively. Gross realized losses on sales of investments available for sale during 1994 were $6,851. Realized gains on sales of investments during 1993 were $145,454.

      At December 31, 1995 investment securities with a book value of $499,076 were pledged to collateralize the treasury tax and loan account.


(4)   LOANS
      -----

      Major categories of loans included in the loan portfolio at December 31, 1995 and 1994 are:

                                                 1995         1994
                                             ------------  -----------
      Commercial - secured                   $ 7,695,479    6,293,904
      Commercial - unsecured                   2,681,485    2,968,921
      Real estate, primarily commercial       55,345,499   51,155,457
      Other (installments and overdrafts)      2,009,057    1,625,572
                                               ---------    ---------

                                              67,731,520   62,043,854
      Less:
        Allowance for loan losses               (856,803)    (657,569)
        Deferred loan origination fees          (225,932)    (267,705)
                                                ---------    ---------

              Net loans                      $66,648,785   61,118,580
                                              ==========   ==========


                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4),  CONTINUED

      Certain principal shareholders, directors and employees and their related interest were indebted to the Bank as summarized below:

                                               1995         1994
                                               ----         ----
       Balance, beginning of year         $12,094,216   13,529,560
       Additional new loans                 2,733,732    2,642,690
       Repayments on outstanding loans     (3,307,450)  (4,078,034)
                                          -----------   ----------

       Balance, end of year               $11,520,498   12,094,216
                                          ===========   ==========

      All such loans were made in the ordinary course of business. At December 31, 1995 and 1994, principal shareholders, directors and employees of the Company and their related interests had $3,541,783 and $3,214,927, respectively, available in lines of credit and commitments.

      The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at December 31, 1995 were $920,848 and $220,489, respectively. Impaired loans in the amount of $678,759 have no related allowance for loan losses. The average recorded investment in impaired loans during 1995 was $1,216,334. Interest income recognized in impaired loans during 1995 was $36,793.

      Changes in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                               1995       1994       1993
                                               ----       ----       ----
       Balance, beginning of year            $657,569    710,455   626,491
       Provision charged to operations        175,000     50,000    79,280
       Loans charged-off                      (62,899)  (139,667)  (41,228)
       Recoveries of previous charge offs      87,133     36,781    45,912
                                             --------   --------   -------

       Balance, end of year                  $856,803    657,569   710,455
                                             ========   ========   =======

      At December 31, 1995 and 1994, nonaccrual loans were $2,182,812 and $2,355,375, respectively. If interest due on all nonaccrual loans had been accrued at the original contract rates, estimated interest income would have been increased by $203,476 in 1995, $114,017 in 1994 and $29,693 in 1993.


                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)   PREMISES AND EQUIPMENT
      ----------------------

      A summary of premises and equipment at December 31, 1995 and 1994 follows:

                                               1995         1994
                                               ----         ----
       Land and land improvements          $ 1,497,206   1,582,752
       Furniture, fixtures and equipment     1,357,067     609,727
       Bank buildings                        1,137,669           -
       Leasehold improvements                  181,461     140,199
                                               -------     -------

                                             4,173,403   2,332,678
       Less accumulated depreciation          (686,915)   (567,148)
                                              --------    --------

                                           $ 3,486,488   1,765,530
                                             =========   =========

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for financial instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

        CASH AND CASH EQUIVALENTS - The carrying amount of cash and cash equivalents (demand deposits maintained by the Company at various financial institutions) and federal funds sold represents fair value.

        INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY - The Company,s investment securities available for sale and held to maturity represent investments in equity securities, U.S. Government obligations, U.S. Government Agency securities, and state and political subdivisions. The Company,s equity investments at year end represents stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. The stock is not publicly traded and the carrying amount was used to estimate the fair value. The fair value of the U.S. Government obligations and U.S. Government Agency obligations and state and local political subdivision portfolios was estimated based on quoted market prices.

        LOANS - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discount cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6),   CONTINUED

        Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1995 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

        Federal Funds Purchased - The carrying amount of the federal funds purchased approximates their fair value.

        FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS - Fair values of Federal Home Loan Bank advances and other borrowings are estimated using discounted cash flow analysis based on the Company,s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the repurchase agreements approximate their fair value.

        COMMITMENTS - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

      The following table presents the carrying amounts and estimated fair values of the Company,s financial instruments at December 31, 1995. SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", defines fair value of a financial instrument as the amount at which the instrument would be exchanged in a current transaction between willing parties.

                                                    CARRYING AMOUNT  FAIR VALUE
                                                    ---------------  ----------
        Financial assets:
           Cash and due from banks and federal
              funds sold                              $  11,897,057  11,897,057
           Investment securities available for sale      12,136,418  12,136,418
           Investment securities held to maturity         2,705,957   2,714,950
           Loans (carrying amount less allowance
              for loan losses of $856,803)               66,648,785  66,648,785

        Financial liabilities:
           Deposits:
              Without stated maturities               $  46,059,615  46,059,615
              With stated maturities                     43,283,164  43,136,565
           Federal Home Loan Bank advances                1,266,095     924,592
           Other borrowings                               1,394,944   1,395,273


                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (6),   CONTINUED

                                           Carrying amount       Fair value
                                           ---------------       ----------
             Commitments:
               Letter of credit               $          -           832,133
               Loan commitments                          -        41,949,096

      The carrying amounts shown in the table are included in the statement of financial position under the indicated captions.


 (7)    DEPOSITS
        --------

      A detail of deposits at December 31, 1995 and 1994 follows:

                                                        1995         1994
                                                        ----         ----
        Noninterest-bearing demand deposits          $13,285,944   8,445,440
        Interest-bearing:
           NOW accounts                                6,803,359   5,706,588
           Money market                               13,295,200  11,301,875
           Savings accounts                           12,617,441  19,676,533
           Time accounts less than $100,000           19,458,793   5,500,239
           Time accounts greater than $100,000        23,882,042  11,404,807
                                                     -----------  ----------

                                                     $89,342,779  62,035,482
                                                     ===========  ==========

      Included in interest-bearing deposits are certificates of deposit issued in amounts of $100,000 or more which have remaining maturities at December 31, 1995 and 1994 as follows:

                                                 1995            1994
                                                 ----            ----
        Three months or less                  $13,117,216     10,065,307
        Three through twelve months             9,948,335      1,132,098
        Over one year                             816,491        207,402
                                              -----------     ----------

                                              $23,882,042     11,404,807
                                              ===========     ==========

                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7),    CONTINUED

        A summary of interest expense on deposits and other borrowed money is as follows:

                                                              1995          1994          1993
                                                              ----          ----          ----
          Time deposits of $100,000 or greater            $ 1,198,004       643,420       790,246
          Time deposits less than $100,000                    820,436       245,535       323,111
          Interest-bearing demand deposits                    662,806       622,872       578,770
          Savings deposits                                    579,570       783,095       373,936
          Interest on federal funds and other
            borrowings                                        391,064       332,317       201,213
                                                           ----------     ---------     ---------

          Interest on deposits and other borrowed
              money                                       $ 3,651,880     2,627,239     2,267,276
                                                           ==========     =========     =========

      The Company had deposits from principal shareholders, directors and employees and their related interests of approximately $15,717,564 and $19,200,729 at December 31, 1995 and 1994, respectively. There were no brokered deposits outstanding at year end.

(8)   FEDERAL HOME LOAN BANK ADVANCES
      -------------------------------

      Federal Home Loan Bank advances at December 31, 1995 and 1994, are summarized as follows:

                                                                    1995           1994
                                                                    ----           ----
       Advances from the Federal Home Loan Bank (interest
          rates ranging from 4.62% to 7.51% and 3.67% to
          7.41% at December 31, 1995 and 1994, respectively)   $  1,266,095       4,182,754
                                                                  =========       =========

      Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by first mortgage loans in the amount of $3,889,126 and $4,084,617 and investment securities in the amount of $-0-and $1,502,814 for December 31, 1995 and 1994, respectively. Advances at December 31, 1995 have calendar-year maturity dates as follows:

                  1996                     $   43,300
                  1997                         46,100
                  1998                         51,000
                  1999                         54,950
                  Thereafter                1,070,745
                                           ----------

                                           $1,266,095
                                           ==========


                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   OTHER BORROWED FUNDS
      --------------------

      Other borrowed funds consist of the following:


                                                           DECEMBER 31,
                                           -------------------------------------------

                                                  1995                     1994
                                           --------------------    -------------------

                                                       WEIGHTED               WEIGHTED
                                                        AVERAGE                AVERAGE
                                           AMOUNT        RATE       AMOUNT      RATE
                                           ------        ----       ------      ----
Short-term borrowings:
 Repurchase agreements secured
   by U.S. Treasury securities
   with market values of
   $1,046,842 and $1,670,141
   as of December 31, 1995 and
   1994, respectively,
   repurchase dates in
   January 1995 and 1994                $  1,046,513    5.04%    $ 1,669,569     5.20%

 Repurchase agreements secured
   by U.S. Treasury securities
   with market value of
   $1,016,675 as of
   December 31, 1994 and
   repurchase date in January
   1995                                                   - %      1,000,000    6.125%

Repurchase agreements
  secured by U.S. Treasury
  securities with market values
  of $5,627,007 as of
  December 31, 1994 and
  repurchase dates in January
  1995                                             -      - %       5,500,000    6.50%
                                            ---------    ----       ---------    -----

   Total short-term
     borrowings                             1,046,513   5.04%       8,169,569    6.19%
                                            ---------   -----       ---------    -----


                                                                    (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9),  CONTINUED


                                                         DECEMBER 31,
                                           --------------------------------------------

                                                  1995                     1994
                                           --------------------       -----------------

                                                       WEIGHTED                WEIGHTED
                                                        AVERAGE                 AVERAGE
                                           AMOUNT         RATE         AMOUNT    RATE
                                           ------         ----         ------    ----
      Long-term borrowings:
       Mortgage note payable with
         monthly installments of
         $2,000, including interest
         at 8%, maturing October
         2002 and secured by real
         estate with a book value
         of $400,000                      125,525       8.00%        138,756    8.00%

       Mortgage note payable with
         monthly installments of
         $650, including interest
         at 8%, maturing November
         1999 and secured by real
         estate with a book value of
         $65,000                           61,832       8.00%         64,565    8.00%

       Mortgage note payable with
        monthly installments of
        $1,607, including interest
        at 8%, maturing October
        2009 and secured by real
        estate with a book value
        of $375,000                       161,074       8.00%        167,207    8.00%
                                          -------       -----        -------    ----

           Total long-term
             borrowing                    348,431       8.00%        370,528    8.00%
                                          -------       ----         -------    ----

           Total other borrowed
             money                   $  1,394,944       5.78%    $ 8,540,097    6.27%
                                        =========       ====      ==========    ====

      The Bank enters into sales of securities under agreements to repurchase. These fixed-coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remain in the asset accounts.


                                                                     (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9),  CONTINUED

      The repurchase agreements were to repurchase the identical securities as those which were sold. Retail repurchase agreements averaged $1,777,941 and $1,096,083 during the years ended December 31, 1995 and 1994, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $2,936,245 and $7,169,569, respectively. Total interest expense paid on retail repurchase agreements for the years ending December 31, 1995, 1994 and 1993 was $95,085, $51,866 and $3,693,
      respectively.

      The Bank has available repurchase lines equal to the amount of all unpledged investment securities.

      Aggregate maturities on the mortgage notes payable at December 31, 1995 are as follows:

                    1996                                $   23,917
                    1997                                    25,949
                    1998                                    28,121
                    1999                                    78,907
                    2000                                    28,940
                    Thereafter                             162,597
                                                           -------

                                                        $  348,431
                                                           =======

(10)   INCOME TAXES
       ------------

       The provision for income taxes for 1995, 1994 and 1993 consists of the following:

                                                          CURRENT        DEFERRED      TOTAL
                                                          -------        --------      -----
       YEAR ENDED DECEMBER 31, 1995:
         Federal                                         $  336,000      (44,000)     292,000
         State                                               41,760       (7,760)      34,000
                                                            -------      -------      -------

                                                         $  377,760      (51,760)     326,000
                                                            =======      =======      =======
       YEAR ENDED DECEMBER 31, 1994:
         Federal                                            380,000        7,300      387,300
         State                                               55,000        1,700       56,700
                                                            -------       ------      -------

                                                         $  435,000        9,000      444,000
                                                            =======       ======      =======
       YEAR ENDED DECEMBER 31, 1993:
         Federal                                            437,331      (51,453)     385,878
         State                                               15,659       (8,765)       6,894
                                                            -------      -------      -------

                                                         $  452,990      (60,218)     392,772
                                                            =======      =======      =======

                                                                     (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10), CONTINUED

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below.

                                                                        1995           1994
                                                                      --------        -------
        Deferred tax assets:
           Loan receivable, due to allowance for loan losses          $259,108        196,003
           Unrealized loss on investment securities available
             for sale                                                        -         63,863
           Executive supplemental income                                24,900         16,220
           Other                                                        21,063          5,921
                                                                      --------        -------

             Total deferred tax assets                                 305,071        282,007

           Less valuation allowance                                          -              -
                                                                      --------        -------

             Net deferred tax assets                                   305,071        282,007
                                                                      --------        -------

        Deferred tax liabilities:
           Unrealized gain on investment securities available
             for sale                                                   59,985              -
           Premises and equipment, due to differences in
             depreciation methods and useful lives                      37,671         15,507
           Investments, due to accretion                                20,455          6,983
           Other                                                         8,960          9,429
                                                                      --------        -------

             Total deferred tax liabilities                            127,071         31,919
                                                                      --------        -------

             Net deferred tax asset                                   $178,000        250,088
                                                                      ========        =======

      The Company has recorded a deferred tax asset of $178,000 and $250,088 as
      of December 31, 1995 and 1994, respectively.   Although realization of the
      deferred tax asset is not assured, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. No valuation allowance as defined by SFAS 109, "Accounting for Income Taxes", is required at December 31, 1995 and 1994.


                                                                     (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10), CONTINUED

      A reconciliation between the actual tax expense and the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 34% to earnings before income taxes) is as follows:

                                                      1995       1994      1993
                                                    ---------  --------  --------
        "Expected" tax expense                      $271,648   397,191   387,339
        State income tax expense, net of federal
          benefit                                     22,440    37,422     4,550
        Life insurance premiums on officers           10,012         -         -
        Meals and entertainment and dues              13,000     9,101     2,383
        Tax exempt interest                           (2,100)   (2,616)   (1,500)
        Other                                         11,000     2,902         -
                                                    --------   -------   -------

           Actual tax expense                       $326,000   444,000   392,772
                                                    ========   =======   =======

(11)  SHAREHOLDERS' EQUITY
      --------------------

      Banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior approval of the Bank's regulatory agency.

      Pursuant to the Company's stock option plans, each of the directors have been granted options to purchase 10,000 shares at $10 per share not to exceed a combined total of 130,000 shares. The options are exercisable from June 14, 1986 through December 31, 1997. Furthermore, pursuant to the Plan, there has been granted to the employees of the Company an incentive stock option to purchase 75,000 shares of common stock at $10 per share of which the President of the Company has the option to purchase 25,000 shares. The employee shares are exercisable from April 24, 1988 to April 24, 1996. At December 31, 1995 and 1994, the number of options vested and exercisable was 194,000 and 189,750, respectively. No options have been exercised and none have expired.

      Prior to 1993, members of the Board of Directors of both the Company and the Bank were not compensated in their roles as directors. Annual director fees amounted to $27,000 for both 1995 and 1994.


                                                                     (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)   RENT
       ----

       The following is a schedule of future minimum annual rentals under the noncancellable operating leases of the Company,s facilities which expire on July 31, 1996:


                   YEAR ENDED
                   ----------
                       1996                $  148,759
                                              =======

             Rent expense for the years ending December 31, 1995, 1994 and 1993 was $285,144 $266,956 and $269,130, respectively.

             The landlord is a partnership which is owned in part by certain of the Company's directors.

       (13)  EMPLOYEE SAVINGS PLAN
             ---------------------

             The Company sponsors an employee savings plan which qualifies as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 20% of their pre-tax compensation. The Company makes contributions on a discretionary basis as approved by the Board of Directors. Participants vest immediately in their own contributions and after one year of service in contributions made by the Company. The plan was implemented January 1, 1992. Employee savings plan expense for the years ending December 31, 1995, 1994 and 1993 was $30,000, $30,000 and $25,763,
             respectively.

       (14)  REGULATORY CAPITAL
             ------------------

             The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

                                                                     (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14),  CONTINUED

       The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it must generally be placed in receivership or conservatorship within 90 days.

       The following table summarizes the capital thresholds for each prompt corrective action capital categories. An institution's capital category is based on whether it meets the threshold for all three capital ratios within the category.

                                                                            TIER 1               TOTAL
                                                     LEVERAGE             RISK-BASED           RISK-BASED
             CATEGORIES                                RATIO                RATIO                RATIO
             -----------                               -----                -----                -----
             "Well capitalized"                    5% or higher         6% or higher         10% or higher
             "Adequately capitalized"              4% or higher         4% or higher         8% or higher
             "Undercapitalized"                    less than 4%         less than 4%         less than 8%
             "Significantly undercapitalized"      less than 3%         less than 3%         less than 6%
             "Critically undercapitalized"         An institution is considered "critically under capitalized"
                                                   if its ratio of tangible equity to total assets is 2% or less.

       At December 31, 1995, the Bank,s total leverage ratio was 7.30%, Tier 1 risk-based ratio was 10.20%, and total risk-based ratio was 11.37%. Accordingly, at December 31, 1995, the Company,s management believes the Bank is in the "well capitalized" category.


                                                                     (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)  PARENT COMPANY ONLY FINANCIAL STATEMENTS
      ----------------------------------------

      Condensed financial statements of Commerce National Corporation (parent company only) follow:

                           CONDENSED BALANCE SHEETS
                           ------------------------

                          DECEMBER 31, 1995 AND 1994



ASSETS:                                                 1995         1994
------                                                  ----         ----

  Cash and interest bearing deposits                $    57,672      45,249
  Investment in wholly-owned bank subsidiary          7,497,902   6,795,218
  Loans, net                                            342,984     338,700
  Other assets                                           35,416      41,432
                                                         ------      ------

                                                    $ 7,933,974   7,220,599
                                                      =========   =========

SHAREHOLDERS' EQUITY:
--------------------

  Common stock                                           54,537      54,537
  Additional paid-in capital                          5,350,342   5,350,342
  Retained earnings                                   2,621,294   2,148,329
  Treasury stock, at cost (21,800 shares)              (208,640)   (208,640)
  Unrealized gain (loss) on investment securities
     available for sale, net                            116,441    (123,969)
                                                        -------    ---------

                                                    $ 7,933,974   7,220,599
                                                      =========   =========


                                                                     (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15), CONTINUED

      Dividends paid by the Bank subsidiary to Commerce National Corporation were $-0- for 1995 and 1994. The Bank is in compliance with banking regulations regarding the payment of dividends.

                      CONDENSED STATEMENTS OF OPERATIONS
                      ----------------------------------

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 1995       1994      1993
                                                 ----       ----      ----
  Interest income                            $  39,582     33,897     53,390
  Management fee                                 6,000     18,420     18,510
                                                 -----     ------     ------

      Total revenue                             45,582     52,317     71,900
                                                ------     ------     ------

Expenses:
  Salaries and benefits                         11,924     33,239     32,070
  Legal and professional fees                    3,461     13,884     14,521
  Other                                         19,506      5,651     10,566
                                                ------      -----     ------

      Total expenses                            34,891     52,774     57,157
                                                ------     ------     ------

      Income (loss) before equity
         in net earnings of subsidiary          10,691       (457)    14,743

Equity in net earnings of subsidiary           462,274    724,666    731,717
                                               -------    -------    -------

      Net income                             $ 472,965    724,209    746,460
                                               =======    =======    =======


                                                                     (CONTINUED)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (15), CONTINUED

                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995       1994       1993
                                                                ----       ----       ----
    Cash flows provided by operating activities:
     Net income                                               $ 472,965    724,209    746,460
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation of premises and equipment                    3,953      3,952      3,953
        Equity in subsidiary                                   (462,274)  (724,666)  (731,717)
        Decrease (increase) in other assets                       2,062     (1,127)     1,722
                                                                 ------      -----      -----

          Net cash provided by operating activities              16,706      2,368     20,418
                                                                 ------      -----     ------

    Cash flows provided by (used in) investing activities:
      Net repayments of loans (net loans to customers)           (4,283)    33,274    179,631
      Dividends received from bank subsidiary                         -          -          -
      Purchase of IBBF stock                                          -          -     (6,500)
      Purchase of subsidiary stock                                    -          -   (250,000)
                                                              ----------  ---------   --------

          Net cash (used in) provided by
            investing activities                                 (4,283)    33,274    (76,869)
                                                                 -------    ------    --------

    Cash flows used in financing activities:
      Purchase of treasury stock                                      -          -   (208,640)
                                                                 -------    ------    --------

          Net cash used in financing activities                       -          -   (208,640)
                                                              ----------  ---------   --------

          Net increase (decrease) in cash
           and cash equivalents                                  12,423     35,642   (265,091)

    Cash and cash equivalents at beginning of year               45,249      9,607    274,698
                                                                 ------      -----    -------

    Cash and cash equivalents at end of year                  $  57,672     45,249      9,607
                                                                 ======     ======      =====

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (15), CONTINUED

                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                              1995      1994      1993
                                                              ----      ----      ----

        Supplemental disclosure of noncash transactions:
         Market value adjustment - investment
          securities available for sale:
           Market value adjustment - investments             176,426  (187,832)  70,192
           Deferred income tax liability (asset)              59,985   (63,863)  23,865
                                                              ------    ------   ------

             Unrealized gain (loss) on investment
             securities available for sale, net             $116,441  (123,969)  46,327
                                                            ========  ========   ======

        During 1995, 1994 and 1993 there were no cash payments for either interest or income taxes.


(16)  BRANCH OPENINGS
      ---------------

            During 1995, the Bank opened two branches which are located on Aloma Avenue and Temple Avenue in Winter Park, Florida. The Aloma Avenue branch began operations in May, while the Temple Avenue branch opened in October. The Bank is scheduled to open its fourth branch in Winter Park during January 1996.


(17)  EXECUTIVE SUPPLEMENTAL INCOME PLAN
      ----------------------------------

            The Bank implemented an executive supplemental income plan (the "Plan") during 1995 to provide supplemental income to four of its current executives after their retirement. The funding of the Plan involved the purchase of four cash surrender value life insurance policies which totaled $1,195,000. The Plan is structured such that each participant is scheduled to receive specified levels of income after the retirement age of 65 for fifteen years. In the event a participant leaves the employment of the Bank before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Bank ownership.

            The Bank has approximately $51,000 accrued at December 31, 1995 and is included in accounts payable and other liabilities in the accompanying consolidated balance sheet. The Bank incurred charges of $69,041 in connection with the Plan during 1995.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)  CREDIT COMMITMENTS
      ------------------

      The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer,s credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1995 and 1994 are as follows:

                                                      1995         1994
                                                      ----         ----

         Standby letters of credit                 $   832,133     902,310
         Total lines of credit                      41,949,096  38,609,352
         Unfunded firm loan commitments             15,189,767  12,280,011

      Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

      The majority of loan commitments have terms up to one year, and have variable interest rates which range from 9% to 9.5%.

      Loan commitments written have off-balance-sheet credit risk because only original fees are recognized in the statement of financial position until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", collateral or other security is of no value.

      The Bank,s policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management,s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, real estate and income producing commercial properties.

      Standby letters of credit are contractual commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(19)  CONCENTRATION OF CREDIT RISK
      ----------------------------

      The Bank originates real estate, consumer and commercial loans primarily in its Central Florida market area. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers, ability to honor their contracts is dependent upon the economy of Central Florida. The Bank does not have a significant exposure to any individual customer or counterparty.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------



    The name, age, affiliation with the Company and date such affiliation commenced of each executive officer and director of the Company is presented in the following chart. Each director listed below was elected by the Company's shareholders and will hold office for the term designated and until his successor is duly elected and qualified. Additional information concerning business experience of each individual is set forth in the narrative section following the chart.

------------------------------------------------------------------------------------------
                                                          YEARS
                                                       REMAINING IN        APPROXIMATE
                                                       TERM ELECTED        HELD OFFICE
             NAME            AGE      POSITION              (1)               SINCE
------------------------------------------------------------------------------------------
Donald J. Barker              82      Director               1           February, 1985
------------------------------------------------------------------------------------------
Russell Barkett               56      Director              0(1)         December, 1992
------------------------------------------------------------------------------------------
C. Durham Barnes, M.D.        54      Director               2           February, 1985
------------------------------------------------------------------------------------------
Robert E. Battaglia           49      Director               1           February, 1985
------------------------------------------------------------------------------------------
Robert B. Boswell, M.D.       50      Director              0(1)         February, 1985
------------------------------------------------------------------------------------------
Kenneth M. Clayton            47      Director               2           February, 1985
------------------------------------------------------------------------------------------

Guy D. Colado                 51      President &            2             March, 1985
                                       Director                          February, 1985
------------------------------------------------------------------------------------------

J. Blair Culpepper            58      Executive             N/A             May, 1995
                                        Vice
                                      President
------------------------------------------------------------------------------------------

Willie C. Moss                61      Director              0(1)         December, 1992
------------------------------------------------------------------------------------------

Frederick A. Raffa, Ph.D.     52      Director              0(1)           March, 1985
                                                                         February, 1985
------------------------------------------------------------------------------------------

Alan M. Scarboro              46      Vice President        N/A            March, 1989
                                        Sec./Treas.                        March, 1993
------------------------------------------------------------------------------------------

W. Charles Shuffield          51      Director               1             March, 1985
                                                                         February, 1985
------------------------------------------------------------------------------------------

(1) Has been nominated for election for a three year term which nomination will be voted on at the Annual Shareholders' Meeting scheduled for May 29, 1996.

Each individual designated above, other than Mr. Barker, also is a member of the board of directors for the Bank. The Bank's officers are appointed by the board of directors of the Bank and hold office at the will of such board. The Bank's executive officers presently are:

       NAME                                POSITION WITH BANK
       ----                                ------------------

    Guy D. Colado                          President and CEO
    Marsha J. Wheeler                      Vice President/Cashier
    Jerry H. Johns, III                    Sr. Vice President/Lending
    John R. Casebier                       Vice President

    DONALD J. BARKER has been a resident of Orlando, Florida since 1941. Mr. Barker is semi-retired. He serves as Chairman of the Board of Directors. From 1972 through 1982, Mr. Barker was Senior-Vice President/Manager, Eastern Division of Bowest Corporation, a mortgage servicing company. From June 1, 1983 to present, Mr. Barker has served on the board of the Florida Hospital Foundation. Mr. Barker also serves on the Board of Directors of Atlantic Portfolio Analytics and Management, Inc., a company subject to the reporting requirements of the Securities Exchange Act of 1934. From January 1983 until July 1988, Mr. Barker served as Vice President of Development of Southeast Business Corporation, a commercial printing corporation.

    RUSSELL BARKETT is a native of Florida, born in Miami, and a resident of Maitland, Florida. Mr. Barkett is a graduate of the University of Florida and the University of West Florida. He is a Certified Public Accountant and a member of the American and Florida Institutes of Certified Public Accountants and the American Management Association. Mr. Barkett is past Treasurer of the Downtown Kiwanis Club and of the Florida Citrus Sports Association. Mr. Barkett is currently Vice President, Chief Financial Officer and Secretary/Treasurer of all Davgar Restaurants, Inc. entities, and he has been in this position since 1976.

    C. DURHAM BARNES, M.D. is a native of Florida and a resident of Winter Park, Florida. Dr. Barnes has been a practicing physician and President of Central Florida Retina Consultants since 1979 and is a member of the Board of Directors of the Orange County Medical Society. In addition, Dr. Barnes has been actively involved in community service and has served on the Board of Directors of the Central Florida Chapter of the American Diabetic Association and Humana Hospital Lucerne Board of Trustees.

    ROBERT E. BATTAGLIA is a native of Florida and a resident of Winter Park, Florida. Since October 1976, Mr. Battaglia has been President of Battaglia Fruit Co., Inc., a citrus grower, harvester, and land owner in Central Florida, and is currently a director of Florida Citrus Mutual. In addition to operating the citrus activities, Mr. Battaglia is a member and exit greeter at the First Presbyterian Church of Orlando and a Director of The Orlando Margarita Society (charitable non-profit organization).

    ROBERT B. BOSWELL, M.D. is a resident of Winter Park, Florida. Since 1979, Dr. Boswell has been engaged in the private practice of cardiology in Orlando, Florida. In addition, since 1979, Dr. Boswell has been a Fellow of the American College of Cardiology and a member of the American Heart Association. He is an invasive cardiologist with interest in pacemakers and nuclear cardiology.

    KENNETH M. CLAYTON is a native of Florida and a resident of Orlando, Florida. Mr. Clayton has actively practiced law in Orlando, Florida, since May of 1974 in a variety of civil law areas. Since October 1987, Mr. Clayton has been a partner in the law firm of Clayton & McCulloh. Prior to forming Clayton & McCulloh, Mr. Clayton was a principal in the law firm of Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. Prior to that, Mr. Clayton was a sole practitioner (October 1981 - July 1985) and prior to that a partner in Clayton & Landis (October 1980 - September 1981). In addition, Mr. Clayton is a past president and founder of the Mid-Florida Chapter of Community Associations Institute. Mr. Clayton is a member of the Orlando Area Chamber of Commerce, American Bar Association, The Florida Bar, the Orange County Bar Association and has served on various committees for such organizations.

    GUY D. COLADO is a native Floridian and a lifelong resident of Winter Park, Florida. From June of 1984 to the present, Mr. Colado has been primarily engaged in the organization and operation of the Company and the Bank, which entailed the preparation and filing of the necessary applications with regulatory authorities, activities concerning the site location and day to day operations. Since the Bank's opening in August, 1986, he has served as President and Chief Executive Officer of the Company and the Bank. From March of 1982 to May of 1984, Mr. Colado served as Vice President of the Florida National Bank of Orlando. From July of 1980 to February of 1982, Mr. Colado was President of Tropic Bank of Seminole and was involved in all aspects of a small community bank which had two branches. From September of 1977 to July of 1980, Mr. Colado was Vice President and Manager of the Winter Park branch of Sun Bank, National Association, Orlando, and served from May of 1971 to July of 1980 as assistant manager of the real estate loan department for Sun Bank as well as in various other capacities. Mr. Colado is a participant in several professional community and charitable organizations, groups and committees. He is also active in the U.S. Army Reserves.

    J. BLAIR CULPEPPER is a native Floridian and a resident of Orlando, Florida. Since May 1995, Mr. Culpepper has served as Executive Vice President of the Company. On January 2, 1996, Mr. Culpepper opened the New England Avenue Branch for the Bank. A graduate of the University of Florida, Mr. Culpepper was employed as an executive officer of other financial institutions in Central Florida and the Tampa Bay area. He is past chairman of the Greater Orlando Chamber of Commerce and the Orlando Museum of Art.

    WILLIE C. MOSS has been a resident of Orlando, Florida since 1968. Mr. Moss is currently and has been since 1968, President and owner of Data Dimensions, Inc., a computer software company that supplies software to savings and loan, savings banks and banks nationwide. Prior to 1968, Mr. Moss was a Vice President at Florida National Bank in Jacksonville, Florida, with primary responsibility for their data processing operations.

    FREDERICK A. RAFFA, PHD is a resident of Maitland, Florida. From 1969 to the present, Dr. Raffa has been a professor of Economics at the University of Central Florida. Dr. Raffa served as Chairman of the Department of Economics from 1976 to 1980 and was the founding editor of the Business Barometer of
                                                     ---------------------
Central Florida.  Since 1971, Dr. Raffa has also been self-employed as a
---------------
consulting economist. From 1976 to 1989, Dr. Raffa served as the NCAA representative and is currently an associate board member of the Florida Citrus Sports Association.

    ALAN M. SCARBORO is a native of Florida and a resident of Orlando, Florida. Since March 1989, Mr. Scarboro has served as Vice President of the Company and supervised the National Bank of Commerce Building, which is owned by Gateway Plaza, Ltd. On March 15, 1993, Mr. Scarboro was elected Secretary/Treasurer of the Company. Prior to 1989, Mr. Scarboro was employed in the Central Florida area and Alabama by other financial institutions. During this period, Mr. Scarboro also managed the operations of his family-owned business in Orlando.

    W. CHARLES SHUFFIELD is a resident of Orlando, Florida. Since January, 1984, Mr. Shuffield has been a principal in the law firm of Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. Mr. Shuffield has been a practicing attorney in Orlando, Florida, since 1969 when he became associated with the law firm of Akerman, Senterfitt & Eidson and served as a partner in that law firm from 1972 through 1983. Mr. Shuffield is a member of the American Bar Association, The Florida Bar, the Orange County Bar Association and Tennessee Bar Association and has been active on several committees concerned with Corporation, Banking, Taxation and Real Property for The Florida Bar and the Orange County Bar Association. Mr. Shuffield is involved in various community affairs and currently serves or has served in the following positions: Member of the Board of Directors of Orlando Regional Healthcare Foundation, Inc. (1982 to 1993); Member of Rotary Club of Orlando (1981 to present); Chairman and member of various committees of the Greater Orlando Chamber of Commerce (1978 to present).

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

    The executive officers for the Company and the Bank received salaries, in aggregate, equal to approximately $280,966, received the benefit of automobile allowances for an aggregate $18,000 and the payment of various club fees and insurance in the amount of approximately $11,439. There were no other executive officers other than the President with salaries in excess of $100,000 per year.

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                              ANNUAL COMPENSATION                        LONG-TERM COMP.
---------------------------------------------------------------------------------------------------------------------------------

                                                                         AWARDS                 PAY-OUTS
                                                               -------------------------------------------
  NAME AND                                                                                                        ALL OTHER
  PRINCIPAL                                                      RESTRICTED                                        COMPENS
  POSITION         YEAR     SALARY      BONUS        OTHER         STOCK        OPTIONS           LTIP              ation
---------------------------------------------------------------------------------------------------------------------------------
                   1995     $101,864         0    $14,933/(1)/       $0            0               $0                 $0
               ------------------------------------------------------------------------------------------------------------------
  Guy D.
  Colado           1994     $100,000   $19,140    $15,336/(2)/       $0            0               $0                 $0
               ------------------------------------------------------------------------------------------------------------------
  President
 (CEO)             1993     $ 95,000         0    $15,725/(3)/       $0            0               $0                 $0
---------------------------------------------------------------------------------------------------------------------------------

/(1)/   Includes a $6,000 car allowance and $5,393 medical insurance premium.

/(2)/   Includes a $6,000 car allowance and $4,951 medical insurance premium.

/(3)/   Includes a $6,000 car allowance and $4,836.76 medical insurance premium.


        Mr. Guy D. Colado has been granted incentive stock options for 25,000 shares of Common Stock for his services as President of the Company.

        Each founding director of the Company, including Mr. Colado, has received a non-qualified stock option for 10,000 shares of Common Stock for his services in lieu of director's fees for his initial term of office. Mr. Barkett and Mr. Moss, who joined the Board on December 21, 1992, have received options of 5,000 shares each. To date, none of these options have been exercised. In addition, directors' fees in the amount of $3,000 per year are paid to each non-employee director for an aggregate amount of directors' fees paid for 1995 of $27,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          -------------------------------------------------------------

        The table on the following page sets forth, as of March 1, 1996, the beneficial ownership interest in the Company's Common Stock held by each of the Company's directors, and by all officers and directors as a group. No shareholder is known by the Company to beneficially own more than the five percent (5%) of the Company's outstanding Common Stock. Each person listed has sole voting and investment power with respect to the shares listed as beneficially owned by him, unless otherwise indicated in the footnotes.

                                   -----------------------------------------------------------------------------
                                                                 AS OF MARCH 1, 1996
                                   -----------------------------------------------------------------------------
                                        AMOUNT AND NATURE OF BENEFICIAL
                                               OWNERSHIP(1)                              PERCENT OF CLASS(2)
----------------------------------------------------------------------------------------------------------------

                                                                                 WITHOUT            WITH
  NAME AND ADDRESS OF                  ISSUED      OPTIONED                       OPTION           OPTION
   BENEFICIAL OWNER                    SHARES      SHARES(3)        TOTAL         SHARES          SHARES(4)
----------------------------------------------------------------------------------------------------------------
 Donald J. Barker
 1037 Lakemont Circle                  5,260(5)        10,000        15,260         1.00%             2.42%
 Winter Park, Florida 32782
----------------------------------------------------------------------------------------------------------------

 Russell Barkett
 621 Arapaho Trail                          100         4,000         4,100          .02%              .65%
 Maitland, Florida  32751
----------------------------------------------------------------------------------------------------------------

 C. Durham Barnes, M.D.
 481 Virginia Drive                       5,000        10,000        15,000          .95%             2.38%
 Winter Park, Florida  32789
----------------------------------------------------------------------------------------------------------------

 Robert E. Battaglia
 1466 Alabama Drive                       6,000        10,000        16,000         1.15%             2.53%
 Winter Park, Florida  32789
----------------------------------------------------------------------------------------------------------------

 Robert B. Boswell, M.D.
 1301 Alberta Avenue                  10,950(6)        10,000        20,950         2.09%             3.32%
 Winter Park, Florida  32789
----------------------------------------------------------------------------------------------------------------

 Kenneth M. Clayton
 2800 Lake Shore Drive                 7,300(7)        10,000        17,300         1.39%             3.30%
 Orlando, Florida  32803
----------------------------------------------------------------------------------------------------------------

 Guy D. Colado
 1936 Fawsett Road                     1,425(8)        35,000        36,425          .27%             5.77%
 Winter Park, Florida  32789
----------------------------------------------------------------------------------------------------------------

 J. Blair Culpepper
 1106 Eastin Avenue                       1,500             0         1,500          .29%             0.24%
 Orlando, FL  32804
----------------------------------------------------------------------------------------------------------------

 Willie C. Moss
 5858 Cove Drive                      13,059(9)         4,000        17,059         2.49%             2.70%
 Orlando, Florida  32812
----------------------------------------------------------------------------------------------------------------

 Frederick A. Raffa, Ph.D
 45 Eastwind Lane                    14,029(10)        10,000        24,029         2.68%             3.81%
 Maitland, Florida  32751
----------------------------------------------------------------------------------------------------------------

 Alan M. Scarboro
 3218 Edgecliffe Drive                    5,000         2,250         7,250          .95%             1.15%
 Orlando, FL  32806
----------------------------------------------------------------------------------------------------------------

 W. Charles Shuffield
 2307 Lakeside Drive                  5,000(11)     2,500(12)         7,500          .95%             1.19%
 Orlando, Florida  32803
----------------------------------------------------------------------------------------------------------------

 All Directors and Group Officers
 as a Group (Consisting of 11            74,623       107,750       182,373        14.25%            28.89%
 Persons)
----------------------------------------------------------------------------------------------------------------

(1) As used in this table, "beneficial ownership" m eans the sole or shared power to vote, or to direct the voting of, and/or to dispose of, or to direct the disposition of, the Common Stock. Unless otherwise indicated, the shares are held with sole power to vote and sole power to dispose.

(2)  The percentages have been rounded to the nearest hundredth.

(3) "Option Shares" represent those shares which the indicated individual has a right to acquire pursuant to an immediately exercisable option with an exercise price of $10.00 per share.

(4) In calculating this percent only, it is assumed all options are exercised and therefore the number of option shares has been added to the number of shares outstanding.

(5) Includes 2,500 shares owned by a family member for which beneficial ownership is not disclaimed.

(6) Includes 6,500 shares owned by Robert B. Boswell, M.D. FACCPA Defined Contribution Pension Plans, 500 shares as custodian for a family member and 2,200 shares held by a family member for which beneficial ownership is not disclaimed.

(7) Includes 300 shares held in trust for family members for which beneficial ownership is not disclaimed and 2,000 shares held in trust for a third party.

(8) Includes 1,400 shares held jointly with a family member with shared voting and shared investment powers.

(9) Includes 8,059 shares held in trust for Mr. Moss and 5,000 shares held in trust for a family member, over which Mr. Moss exercises shared voting and investment powers.

(10) Includes 7,029 shares held with shared voting and shared investment power and 7,000 shares held in a pension plan for Mr. Raffa's benefit.

(11) Includes 5,000 shares held jointly with a family member with shared voting and shared investment power. Does not include 4,000 shares held by Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. Profit Sharing Plan & Trust in which Mr. Shuffield has approximately a 22.7% interest but over which he does not exercise control.

(12) Mr. Shuffield has assigned an aggregate of 7,500 options to certain members of his law firm for which he disclaims beneficial ownership.


                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

     The real estate and the building constructed thereon, which houses the corporate offices of CNC and the facilities of the Bank, are owned by Gateway Plaza, Ltd., a Florida limited partnership ("Gateway"). The Directors or certain of their affiliates, except for Mssrs. Raffa, Barkett and Moss, are limited partners of Gateway and they or their affiliates beneficially own, in aggregate, 4,305 of the 11,562 presently issued and outstanding limited partnership interests of Gateway, or approximately 37% thereof. Additionally, the general partner of Gateway is NBOC, Inc., a Florida corporation, which is owned and controlled by Guy D. Colado (President and director of both the Bank and CNC) and G. Winston Lovelace (a former director of both the Bank and CNC and shareholder of CNC). As general partner, NBOC, Inc. has a 1% interest in the taxable income, gains, losses and credits realized by Gateway. While it is believed that the leasing arrangements for CNC, as lessee, and Gateway, as lessor, are fair, such arrangements have not been arrived at as a result of arms-length negotiations due to the commonality of control found in both entities. The Bank made payments under the lease to Gateway in the aggregate amount of approximately $285,144 for fiscal 1995.

     The law firm of Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. ("ZSKS"), in which W. Charles Shuffield is a principal, has provided and will continue to provide certain legal services to CNC and the Bank and has received and will continue to receive fees for the services rendered. The amount of fees paid to ZSKS by the Company and/or Bank did not exceed five percent of ZSKS' gross revenues. Mr. Shuffield is a director and shareholder of CNC, a director of the Bank and a limited partner of Gateway. The law firm of Clayton and McCulloh has provided and will continue to provide legal services to the Bank and CNC. Mr. Clayton is a director and shareholder of CNC, a director of the Bank and a limited partner in Gateway.

     At December 31, 1995, the Bank had approximately $2,813,779 loaned to certain CNC/Bank directors and to certain affiliates of certain CNC/Bank directors. Such loan transactions were made in the ordinary course of business; on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons; and did not involve more than the normal risk of collectability or present other unfavorable features.


                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

      A. 1.      FINANCIAL STATEMENTS
                 --------------------

      The following consolidated financial statements of the Company are included in Part II, Item 8:

          -    Consolidated Balance Sheets - December 31, 1995 and 1994.

          - Consolidated Statements of Operations - Years ended December 31, 1995, 1994 and 1993.

          - Consolidated Statements of Stockholders' Equity -Years ended December 31, 1995, 1994, and 1993.

          -    Consolidated Statement of Cash Flows - Years ended
               December 31, 1995, 1994 and 1993.


      A. 2.      FINANCIAL STATEMENT SCHEDULES
                 -----------------------------

      The Company has not included any financial schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

      A. 3.    EXHIBITS
               --------

--------------------------------------------------------------------------------
    EXHIBIT                   DESCRIPTION                         SEQUENTIAL
      NO.                                                          PAGE NO.
--------------------------------------------------------------------------------
      3.1      Articles of Incorporation of Commerce                  *
               National Corporation incorporated by
               reference from Exhibit 3.1 to
               Registration No. 2-98960-A
--------------------------------------------------------------------------------
      3.2      First Amended and Restated Bylaws of                   *
               Commerce National Corporation
               effective January 14, 1988,
               incorporated by reference from
               Exhibit 3.2 to the Company's Report
               on Form 10-K for the fiscal year
               ended December 31, 1992.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  EXHIBIT                                                       SEQUENTIAL
    NO.                          DESCRIPTION                     PAGE NO.
--------------------------------------------------------------------------------
    4.1      Specimen copy of common stock  certificate for          *
             Common Stock of Commerce National Corporation,
             incorporated by reference from Exhibit 4.1 to
             the Company's Report on Form 10-K for the
             fiscal year ended December 31, 1992.
--------------------------------------------------------------------------------
    4.2      Article IV of Articles of Incorporation of              *
             Commerce National Corporation included in the
             Articles of Incorporation of Commerce National
             Corporation incorporated by reference from
             Exhibit 3.1 to Registration No. 2-98960-A.
--------------------------------------------------------------------------------
    4.3      Stock Redemption/Repurchase Policy incorporated         *
             by reference from Exhibit 4.3 to the Company's
             Report on Form 10-Q for the fiscal quarter
             ended June 30, 1993.
--------------------------------------------------------------------------------
   10.1      Lease Agreement dated June 12, 1985, Between            *
             Gateway Plaza, Ltd. and Commerce National
             Corporation for the anticipated corporate
             headquarters incorporated by reference from
             Exhibit 10.4 to Registration No. 2-98960-A.
--------------------------------------------------------------------------------
   10.2      Amended and Restated 1986 Commerce National             *
             Corporation Employee Stock Option Plan
             incorporated by reference from Exhibit 10.2 to
             the Company's Report on Form 10-K for the
             fiscal year ended December 31, 1992.
--------------------------------------------------------------------------------
   10.3      Amended and Restated 1985 Commerce National             *
             Corporation Directors' Stock Plan, incorporated
             by reference from Exhibit 10.3 to the Company's
             Report on Form 10-K for the fiscal year ended
             December 31, 1992.
--------------------------------------------------------------------------------
   10.4      Amended and Restated Stock Option Agreement             *
             between Guy D. Colado and Commerce National
             Corporation, incorporated by reference from
             Exhibit 10.4 to the Company's Report on Form 10-
             K for the fiscal year ended December 31, 1992.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  EXHIBIT                                                       SEQUENTIAL
                               DESCRIPTION                        PAGE NO.
--------------------------------------------------------------------------------
   10.5      Amended and Restated Commerce * National                *
             Corporation Director's Stock Option Agreement
             with a director, which is representative of the
             other Amended and Restated Directors' Stock
             Option Agreements, incorporated by reference
             from Exhibit 10.5 to the Company's Report on
             Form 10-K for the fiscal year ended December
             31, 1992.
--------------------------------------------------------------------------------
   10.6      Contract for Sale and Purchase dated June 15,           *
             1983, by and between Commerce National
             Corporation and John M. Bocchicchio for branch
             location real estate, incorporated by reference
             from Exhibit 10.1 to the Company's Report on
             Form 10-Q for the fiscal quarter ended
             September 30, 1994.
--------------------------------------------------------------------------------
   10.7      Offer to Purchase by and between Commerce               *
             National Corporation and Star Enterprises dated
             November 29, 1993, for branch location real
             estate, incorporated by reference from Exhibit
             10.2 to the Company's Report on Form 10-Q for
             the fiscal quarter ended September 30, 1994.
--------------------------------------------------------------------------------
   10.8      Contract for Sale and Purchase by and between           *
             National Bank of Commerce and Louis Campese and
             W. Riley Allen, Co-trustees, dated September
             15, 1993, for branch location real estate,
             incorporated by reference from Exhibit 10.3 to
             the Company's Report on Form 10-Q for the
             fiscal quarter ended September 30, 1994.
--------------------------------------------------------------------------------
   10.9      Contract for Sale and Purchase by and between           *
             Li'l Big Horn Farm Market, Inc. and National
             Bank of Commerce dated December 10, 1993, for
             branch location real estate, incorporated by
             reference from Exhibit 10.4 to the Company's
             Report on Form 10-Q for the fiscal quarter
             ended September 30, 1994.
--------------------------------------------------------------------------------

 EXHIBIT                                                         SEQUENTIAL
   NO.                          DESCRIPTION                       PAGE NO.
-----------------------------------------------------------------------------
  10.10      Contract for Sale and Purchase by and between            *
             National Bank of Commerce and Robert R.
             Garofalo, Jr. dated May 6, 1994, for branch
             location real estate, incorporated by reference
             from Exhibit 10.5 to the Company's Report on
             Form 10-Q for fiscal quarter ended September
             30, 1994.
-----------------------------------------------------------------------------
  10.11      Contract for Sale and Purchase by and between            *
             National Bank of Commerce and Donald D. Donoval
             dated September 23, 1993, for branch location
             real estate, incorporated by reference from
             Exhibit 10.6 to the Company's Report on Form 10-
             Q for fiscal quarter ended September 30, 1994.
-----------------------------------------------------------------------------
  10.12      Standard Form of Agreement between National              *
             Bank of Commerce and Aagaard-Juergensen, Inc.
             dated October 27, 1994, for the Aloma Avenue
             Branch Bank Site, incorporated by reference
             from Exhibit 10.7 to the Company's Report on
             Form 10-Q for fiscal quarter ended September
             30, 1994.
-----------------------------------------------------------------------------
    11       Statement re computation of per share earnings.          81

-----------------------------------------------------------------------------
    22       Subsidiaries of Commerce National Corporation            83

-----------------------------------------------------------------------------

*    Incorporated by reference as noted in the narrative under "Description."


     b.  Reports on Form 8-K
         -------------------

               No reports on Form 8-K were filed by the Company for the fiscal quarter ended December 31, 1994.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMMERCE  NATIONAL CORPORATION

                                (Registrant)


Date:  March 29, 1996           By:/s/ Guy D. Colado
                                   ----------------------------
                                   GUY D. COLADO, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                  Date
-------------------                                  ----

By:/s/ Guy Colado                                    March 29, 1996
   --------------------------------------
     Guy D. Colado
     President and Director
     (Principal Executive Officer)



By:/s/ Alan M. Scarboro                              March 29, 1996
   --------------------------------------
     Alan M. Scarboro
     Secretary/Treasurer



By:______________________________________            March 29, 1996
     Frederick A. Raffa
     Director



By:/s/ Donald J. Barker                              March 29, 1996
   --------------------------------------
     Donald J. Barker
     Director/Chairman

Signature and Title                                  Date
-------------------                                  ----

By:/s/ Russell Barkett                               March 29, 1996
   --------------------------------------
     Russell Barkett
     Director


By:/s/ Durham Barnes                                 March 29, 1996
   --------------------------------------
     C. Durham Barnes, M.D.
     Director


By:/s/ Robert E. Battaglia                           March 29, 1996
   --------------------------------------
     Robert E. Battaglia
     Director


By:/s/ Robert B. Boswell, M.D.                       March 29, 1996
   --------------------------------------
     Robert B. Boswell, M.D.
     Director


By:/s/ Kenneth M. Clayton                            March 29, 1996
   --------------------------------------
     Kenneth M. Clayton
     Director


By:/s/ Willie C. Moss                                March 29, 1996
   --------------------------------------
     Willie C. Moss
     Director


By:/s/ W. Charles Shuffield                          March 29, 1996
   --------------------------------------
     W. Charles Shuffield
     Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     Neither the Registrant's annual report for the 1995 fiscal year, nor any proxy statement, form of proxy or other proxy soliciting material with respect to its Annual Meeting of Shareholders to be held on May 29, 1996, has been sent to security holders as of the date hereof. However, such report, proxy statement and form of proxy will be furnished to security holders subsequent to the filing of the annual report on this Form, and will subsequently be furnished to the Securities and Exchange Commission.