Form 10-Q
period 1996-03-31
COMMERCE NATIONAL CORP
filed 1996-05-14
CIK 773319

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1996

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

   For transition period from ____________ to _____________

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

Yes            No            N/A    X
    -------       -------        -------

  This filing contains 26 pages. The Exhibit List is found on page 22.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  On May 1, 1996, Commerce National Corporation (the "Company") had 589,705 shares of common stock, par value $0.10 per share, issued and outstanding.



                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I.  FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS.

The financial statements begin on the following page.

                         COMMERCE NATIONAL CORPORATION
                                 AND SUBSIDIARY


                               TABLE OF CONTENTS



Accountants' Review Report

Condensed consolidated balance sheets--March 31, 1996 and December 31, 1995

Condensed consolidated statements of operations--Three months ended March 31, 1996 and 1995

Condensed consolidated statements of cash flows--Three months ended March 31, 1996 and 1995

Selected notes to condensed consolidated financial statements--March 31, 1996

The Board of Directors
Commerce National Corporation:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of March 31, 1996 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1996 and March 31, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein; and in our report dated January 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.



/s/  KPMG Peat Marwick LLP


Orlando, Florida
April 19, 1996

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (See accompanying review report of KPMG Peat Marwick LLP)





                                                       MARCH 31,         DECEMBER 31,
         ASSETS                                          1996               1995
         ------                                      ------------        ----------
Cash and due from banks                               $ 5,099,868         3,897,057
Federal funds sold                                      5,500,000         8,000,000

Investment securities available for sale (note 2)      15,974,085        12,136,418
Investment securities held to maturity (note 2)         2,201,724         2,705,957
Loans, net (note 3)                                    67,618,943        66,648,785
Accrued interest receivable                               671,557           632,936
Premises and equipment, net                             3,665,637         3,486,488
Other real estate owned, net                              802,145           802,145
Federal Home Loan Bank stock, at cost                     150,000           150,000
Federal Reserve Bank stock, at cost                       300,000           407,200
Deferred tax asset                                        217,779           178,000
Independent Bankers' Bank stock, at cost                   19,750            19,750
Prepaid expenses and other assets                         155,974           129,651
Executive supplemental income plan - cash
 surrender value life insurance policies                1,191,648         1,171,100








                                                     ------------       -----------
       Total assets                                  $103,569,110       100,365,487
                                                     ============       ===========


See accompanying selected notes to condensed consolidated financial statements.

                                                                      MARCH 31,    DECEMBER 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                                1996           1995
    ------------------------------------                            -------------  ------------
Deposits (note 4):
 Noninterest bearing                                                $ 11,478,057    13,285,944
 Interest bearing                                                     81,003,210    76,056,835
                                                                    ------------   -----------

     Total deposits                                                   92,481,267    89,342,779
Federal Home Loan Bank advances                                        1,262,395     1,266,095
Other borrowed funds                                                   1,366,806     1,394,944
Accrued interest payable                                                 182,683       206,031
Accounts payable and other liabilities                                   257,758       221,664
                                                                    ------------   -----------

     Total liabilities                                                95,550,909    92,431,513
                                                                    ------------   -----------


Common stock, par value $.10 per share (1,000,000 shares
  authorized; 545,365 shares issued and 523,565 outstanding
  at March 31, 1996 and December 31, 1995)                                54,537        54,537
Additional paid-in capital                                             5,350,342     5,350,342
Retained earnings                                                      2,782,740     2,621,294
Treasury stock, at cost (21,800 shares at March 31, 1996
  and December 31, 1996)                                                (208,640)     (208,640)
Unrealized gain on investment securities available for sale, net          39,222       116,441
                                                                    ------------   -----------

     Total stockholders' equity                                        8,018,201     7,933,974
                                                                    ------------   -----------
Commitments (note 5)

     Total liabilities and stockholders' equity                     $103,569,110   100,365,487
                                                                    ============   ===========

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (See accompanying review report of KPMG Peat Marwick LLP)

                                                         THREE MONTHS ENDED
                                                        ---------------------
                                                              MARCH 31,
                                                           1996       1995
                                                        ----------  ---------
Interest income:
 Loans                                                  $1,737,722  1,350,179
 Investment securities                                     238,554    257,654
 Federal funds sold                                        128,616      1,306
 Federal Reserve Bank stock                                  2,342      2,138
 Federal Home Loan Bank stock                                    -     10,112
 Due from banks                                             15,190        486
                                                        ----------  ---------

     Total interest income                               2,122,424  1,621,875

Interest expense                                         1,061,910    749,208
                                                        ----------  ---------

     Net interest income                                 1,060,514    872,667

Provision for loan losses                                   60,000     35,000
                                                        ----------  ---------

     Net interest income after provision for
       loan losses                                       1,000,514    837,667
                                                        ----------  ---------

Other operating income:
 Customer service fees                                     198,179    157,976
 Management fees                                                 -      4,500

Other operating expenses:
 Salaries and benefits                                     462,292    361,527
 Occupancy expense                                         158,852     90,133
 Legal and professional fees                                27,370     59,663
 Other expenses                                            283,286    270,315
                                                        ----------  ---------

                                                           931,800    781,638
                                                        ----------  ---------

      Net operating income before taxes                    266,893    218,505


Income tax expense                                         105,447     86,888
                                                        ----------  ---------

      Net earnings                                      $  161,446    131,617
                                                        ==========  =========

Earnings per share (note 6)                                   $.31        .25
                                                        ==========  =========

Weighted average shares outstanding                        523,565    523,565
                                                        ==========  =========

See accompanying selected notes to condensed consolidated financial statements.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (See accompanying review report of KPMG Peat Marwick LLP)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                    1996        1995
                                                                -----------  ----------
Cash flows provided by (used in) operating activities:
 Net income                                                     $   161,446     131,617

 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation of  premises and equipment                          63,020      18,162
    Deferred income taxes                                                 -         999
    Net amortization of premiums and accretion of discounts on investment securities held to maturity and investment
      securities available for sale                                  49,568      19,598
    Provision for loan losses                                        60,000      35,000
    Deferred loan origination fees                                    9,534     (24,411)
    Cash provided by (used in) changes in:
      Accrued interest receivable                                   (38,621)      8,968
      Prepaid expenses and other assets                             (46,871)   (338,444)
      Accrued interest payable                                      (23,348)     44,245
      Accounts payable and other liabilities                         36,094      25,459
                                                                  ---------   ---------

    Net cash provided by (used in) operating activities             270,822     (78,807)
                                                                -----------   ---------

Cash flows provided by (used in) investing activities:
 Net loans made to customers                                     (1,039,692)          -
 Net repayments on loans                                                  -     715,778
 Decrease in federal funds sold                                   2,500,000           -
 Purchases of investment securities available for sale           (4,000,000)          -
 Proceeds from maturity of investment securities held
   to maturity                                                      500,000   1,500,000
 Purchase of premises and equipment                                (242,169)    (40,873)
 Redemption (purchase) of Federal Home Loan Bank stock                    -     158,700
 Redemption of Federal Reserve Bank stock                           107,200           -
                                                                -----------   ---------

   Net cash provided by (used in) investing activities           (2,174,661)  2,333,605
                                                                -----------   ---------
                                                                     (Continued)

                                       2
                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
           (See accompanying review report of KPMG Peat Marwick LLP)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                            1996        1995
                                                                        -----------  -----------
Cash flows provided by financing activities:
   Net decrease in demand deposits, NOW accounts and
     passbook savings accounts                                           (1,807,887)  (3,430,797)
   Net increase in certificates of deposit                                4,946,375    8,474,646
   Decrease in federal funds purchased                                            -   (2,500,000)
   Principal payment on mortgage note payable                                (5,813)      (5,396)
   Increase (decrease) in repurchase agreements                             (22,325)  (5,204,923)
   Proceeds (repayments) from borrowings from the Federal
     Home Loan Bank                                                          (3,700)     (64,199)
   Sale of treasury stock                                                    24,411            -
   Purchase of treasury stock                                               (24,411)           -
                                                                        -----------   ----------

      Net cash provided by (used in) financing activities                 3,106,650   (2,730,669)
                                                                        -----------   ----------

      Net increase (decrease) in cash and cash equivalents                1,202,811     (475,871)

Cash and cash equivalents at the beginning of the period                  3,897,057    1,850,183
                                                                        -----------   ----------

Cash and cash equivalents at the end of the period                      $ 5,099,868    1,374,312
                                                                        ===========   ==========

Cash paid during the period for:
   Interest                                                             $ 1,085,258      704,963
                                                                        ===========   ==========

   Income taxes                                                         $    13,650       72,016
                                                                        ===========   ==========

Supplemental disclosure of noncash transactions:

   Market value adjustment - investment securities available for sale:
     Investments                                                             59,428      (26,696)
     Deferred income tax (asset) liability                                   20,206       (9,076)
                                                                        -----------   ----------

        Unrealized gain (loss) on investment securities
           available for sale                                           $    39,222      (17,620)
                                                                        ===========   ==========

See accompanying selected notes to condensed consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
         SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
           (See accompanying review report of KPMG Peat Marwick LLP)


(1)  BASIS OF PRESENTATION
     ---------------------

(A)  INTERIM FINANCIAL INFORMATION
     -----------------------------

The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(B)  STATEMENT OF CASH FLOWS
     -----------------------

For purposes of the condensed consolidated statement of cash flows, the Company considers cash and due from banks, noninterest bearing deposits in other banks with original maturities of three months or less to be cash equivalents.

(C)  LONG-LIVED ASSETS
     -----------------

On March 31, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of
                                           ---------------------------------
Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective
- --------------------------------------------------------------
January 1, 1996. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also prescribes the value of these assets to be disposed be reported at the lower of carrying amount or fair value less cost to sell.

Management does not believe that adoption of this Statement will have a material impact on the Company.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
         SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (See accompanying review report of KPMG Peat Marwick LLP)


(1),  CONTINUED

     (D)  MORTGAGE SERVICING RIGHTS
          -------------------------

          On May 31, 1995, the FASB issued Statement of Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", effective January 1, 1996. This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities". This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

          Management does not believe that adoption of this Statement will have a material impact on the Company.

     (E)  STOCK-BASED COMPENSATION
          ------------------------

          During October 1995, the FASB issued Statement of Accounting
          Standards No. 123, "Accounting for Stock Based Compensation", effective January 1, 1996. This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans (ESOPs). This Statement establishes a fair value based method, accounting for stock based compensation plans and covers transactions with employees and nonemployees and is applicable to both public and nonpublic entities.

          Management does not believe that adoption of this Statement will have a material impact on the Company.

  (2) INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES
      ----------------------------------------------------------------
      AVAILABLE FOR SALE
      ------------------

The amortized cost and estimated market values of investment securities held to maturity at March 31, 1996 and December 31, 1995 are summarized as follows:

                                 MARCH 31, 1996              DECEMBER 31, 1995
                            ------------------------     -----------------------
                             AMORTIZED   ESTIMATED       AMORTIZED   ESTIMATED
                               COST     MARKET VALUE       COST     MARKET VALUE
                            ----------  ------------     ---------  ------------
U.S. Treasury securities
   and municipals           $2,201,724   2,203,525       2,705,957     2,714,950
                            ==========   =========       =========     =========

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
         SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (See accompanying review report of KPMG Peat Marwick LLP)


(2), CONTINUED

     The amortized cost and estimated market value of investment securities available for sale as of March 31, 1996 and December 31, 1995 are as follows:



                                 MARCH 31, 1996              DECEMBER 31, 1995
                            ------------------------     -----------------------

                             AMORTIZED   ESTIMATED       AMORTIZED   ESTIMATED
                               COST     MARKET VALUE       COST     MARKET VALUE
                            ----------  ------------     ---------  ------------
U.S. Treasury securities    $15,914,657  15,974,085      11,959,992  12,136,418
                            ===========  ==========      ==========  ==========

     Included in U.S. Treasury securities are securities sold under agreements to repurchase.

     The following is a summary of securities sold under agreement to repurchase as of March 31, 1996:

                                                  MARCH 31, 1996
                                                  --------------

      U.S. TREASURY SECURITIES               WITHIN 30 DAYS    TOTAL
      ------------------------               --------------  ---------

       Carrying value                          $1,024,188    1,024,188
       Borrowings                               1,024,188    1,024,188
       Market value                             1,024,608    1,024,608


    The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as other borrowed funds in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At March 31, 1996, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended March 31, 1996, Agreements outstanding averaged approximately $982,736 and the maximum amount outstanding during the quarter ended was $1,436,325. Total interest expense paid on repurchase Agreements was $12,056 for the quarter ended March 31, 1996.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
         SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (See accompanying review report of KPMG Peat Marwick LLP)


(3) LOANS

    Major categories of loans included in the loan portfolio at March 31, 1996 and December 31, 1995 are summarized as follows:

                                               1996         1995
                                           ------------  ----------

     Commercial-secured                    $ 8,866,325    7,695,479
     Commercial-unsecured                    3,143,214    2,681,485
     Real estate - primarily commercial     53,853,184   55,345,499
     Other (installment and overdrafts)      2,890,916    2,009,057
                                           -----------   ----------

                                            68,753,639   67,731,520
     Allowance for loan losses                (899,230)    (856,803)
     Deferred loan origination fees           (235,466)    (225,932)
                                           -----------   ----------

                                           $67,618,943   66,648,785
                                           ===========   ==========

    The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at March 31, 1996 were $853,572 and $274,018, respectively. All impaired loans had an associated allowance for loan losses. The average recorded investment in impaired loans during the first quarter was $892,955. No interest income was recognized during the quarter on impaired loans.

    The activity in the allowance for loan losses for the three months ended March 31, 1996 and 1995 is as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                               ------------------------------
                                                    1996            1995
                                               ---------------  -------------

     Balance at the beginning of the period          $856,803        657,569
     Charge offs                                      (26,277)          (171)
     Recoveries                                         8,704              -
     Provision for loan losses                         60,000         35,000
                                                     --------        -------

     Balance at the end of the period                $899,230        692,398
                                                     ========        =======

    At March 31, 1996 and December 31, 1995, certain stockholders, directors and employees and their related interests were indebted to the Company in the aggregate amounts of $12,908,099 and $11,520,498, respectively. All such loans were made in the ordinary course of business.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
         SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (See accompanying review report of KPMG Peat Marwick LLP)


(4) DEPOSITS
    --------

    Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at March 31, 1996 and December 31, 1995 are as follows:


                                       1996         1995
                                    -----------  ----------

     Three months or less           $16,982,302  13,117,216
     Three through twelve months      8,132,911   9,948,335
     Over one year                      815,921     816,491
                                    -----------  ----------

                                    $25,931,134  23,882,042
                                    ===========  ==========


(5) COMMITMENTS
    -----------

    In the normal course of business, the Company has various commitments to extend credit and standby letters of credit which are not reflected in the condensed consolidated financial statements. At March 31, 1996 and December 31, 1995, the Company had commitments to customers of approximately $41,414,962 and $41,949,096 for approved lines of credit, $742,585 and
    $832,133 for standby letters of credit, and $14,625,902 and $15,189,767 for unfunded firm loan commitments, respectively.


(6) EARNINGS PER SHARE
    -------------------

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

Summary:
- -------

     At the end of the first quarter of 1996, the Company had a profit of $161,446 as compared to a profit of $131,617 for the same period in 1995. Total interest expense during the first quarter of 1996 increased 41.7% to $1,061,910 due to the increased flow of new deposits into the Bank during the first quarter of 1996.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first quarter of the last three years is as follows:

- -----------------------------------------------------------
                          FOR THE THREE MONTHS ENDING
- -----------------------------------------------------------
                        3/31/96       3/31/95       3/31/94
- -----------------------------------------------------------
ROAA                        .64%          .65%          .43%
- -----------------------------------------------------------
ROAE                       8.04%         7.16%         5.23%
- -----------------------------------------------------------
NET INCOME         $    161,446   $   131,617   $    87,317
- -----------------------------------------------------------
AVERAGE ASSETS     $103,546,868   $81,126,816   $82,279,508
- -----------------------------------------------------------
AVERAGE CAPITAL    $  8,015,759   $ 7,352,215   $ 6,681,928
- -----------------------------------------------------------


Net Interest Income
- -------------------

          Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and stockholders' equity. Net interest income for the first quarter of the last three years is as follows:

- ---------------------------------------------------------
                          FOR THE THREE MONTHS ENDING
- ---------------------------------------------------------
                          3/31/96     3/31/95     3/31/94
- ---------------------------------------------------------
INTEREST INCOME        $2,122,424  $1,621,875  $1,320,314
- ---------------------------------------------------------
INTEREST EXPENSE       $1,061,910  $  749,208  $  606,637
- ---------------------------------------------------------
NET INTEREST INCOME    $1,060,514  $  872,667  $  713,677
- ---------------------------------------------------------


          Net interest income of $1,060,514 for the first quarter of 1996 was a 21.5% increase over the same period in 1995, which had a net interest income of $872,667.

          On an annualized basis, the Company's net interest margin was 4.92% through the first quarter of 1996 compared to 4.58% through the first quarter of 1995.

          Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the banks' ability to manage their earning asset portfolios and the availability of particular sources of funds.

Provision for Possible Loan Losses
- ----------------------------------

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

          There were sixteen (16) non-accruing loans totaling $1,639,830 as of March 31, 1996. Eleven (11) of the sixteen (16) non-accrual loans, totaling $1,399,026, are collateralized with first mortgages, and one loan in the amount of $100,776 is collateralized with a second mortgage.

          The Company's allowance for loan losses at March 31, 1996 was $899,230, a 1.31% reserve on total loans outstanding.

Non-Interest Income
- -------------------

          Total non-interest income increased from $162,476 for the three months ended March 31, 1995, to $198,179, an increase of $35,703, or 22%, for the three months ended March 31, 1996. The increase was primarily due to stricter controls on operations e.g. collecting penalties on insufficient fund checks and the like.

Non-Interest Expense
- --------------------

          Operating expenses increased 20.5% for the three months ended March 31, 1996, to $931,800 compared with the same period for 1995 which had operating expenses of $781,638. A large portion of the rise in non-interest expense is due to increases in staffing and occupancy expense due to two branches opening in 1995 and one branch opening on January 2, 1996.

Provision for Income Taxes
- --------------------------

          The Company adopted the Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes, Statement 109) in 1992. Previously, the Company used the asset and liability method under the Statement of Financial Accounting Standards No. 96 (Accounting for Income Taxes, Statement 96).

Liquidity
- ---------

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

Capital Resources
- -----------------

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

          The risk based guidelines provided for a two year transition period, beginning on December 31, 1990. On December 31, 1992, the guidelines took effect in their final form where upon all banks are required to maintain a risk based capital ratio of 8.0%. At March 31, 1996, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 11.51% (12.11% for the Company on a consolidated basis).

          The Company stands ready to infuse additional capital into the Bank should it be warranted.

Effects of Inflation
- --------------------

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

Legal Action
- ------------

          The Company and the Bank are not involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

Competition
- -----------

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



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company will be held on May 29, 1996. At that meeting, if approved, Russell Barkett, Robert B. Boswell, M.D., Stephen G. Miller, Willie C. Moss, and Frederick A. Raffa, Ph.D., will be elected as directors for a three (3) year term. C. Durham Barnes, M.D., Donald
J. Barker, Robert E. Battaglia, Stephen C. Cahill, Kenneth M. Clayton, Guy D. Colado, Ernst R. Janvrin, Tony Lombardi, Jr., Jane H. Louttit and W. Charles Shuffield, will continue as directors following the annual meeting.

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

         On April 15, 1996, the number of directors was increased to fifteen
(15) members, and the following individuals were elected to the Board of Directors of the Company and the Bank to fill the resulting vacancies:

- ---------------------------------------------
NAME OF DIRECTOR      CLASS    TERM OF OFFICE
- ---------------------------------------------
Stephen C. Cahill       A           1996-1998
- ---------------------------------------------
Ernst R. Janvrin        C           1996-1997
- ---------------------------------------------
Tony Lombardi, Jr.      A           1996-1998
- ---------------------------------------------
Jane H. Louttit         C           1996-1997
- ---------------------------------------------
Stephen G. Miller       B           1996-1999
- ---------------------------------------------

         On April 22, 1996, officers and employees of the Bank exercised stock options to purchase 66,140 shares of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         --------

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

         27 Article 9 Financial Data Schedule (for SEC use only).

(b) FORM 8-K
    --------

    No reports on Form 8-K were filed by the Company for the fiscal quarter ended March 31, 1996.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMERCE NATIONAL CORPORATION


Dated:  May 15, 1996
                                By: /s/ Guy D. Colado
                                    -----------------------------
                                    GUY D. COLADO, President and
                                    Chief Executive Officer


Dated:  May 15, 1996
                                By: /s/ Alan M. Scarboro
                                    -----------------------------
                                    ALAN M. SCARBORO,
                                    Secretary/Treasurer