Form 10-Q
period 1996-06-30
COMMERCE NATIONAL CORP
filed 1996-08-14
CIK 773319

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1996

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

                                 (407) 741-8900
              (Registrant's telephone number, including area code)

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

  On August 1, 1996, Commerce National Corporation (the "Company") had 595,784 shares of common stock, par value $0.10 per share, issued and outstanding.



                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

PART I.  FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS.

The financial statements begin on the following page.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY



                               Table of Contents



Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--June 30, 1996 and December 31, 1995

Condensed consolidated statements of operations (unaudited)--Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995

Condensed consolidated statements of cash flows (unaudited)--Six months ended June 30, 1996 and 1995

Selected notes to condensed consolidated financial statements (unaudited)--
     June 30, 1996

The Board of Directors
Commerce National Corporation:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of June 30, 1996 and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 1996 and 1995 and condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated January 19, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ KPMG Peat Marwick LLP
- --------------------------


Orlando, Florida
July 18, 1996

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (Unaudited)

           (See accompanying review report of KPMG Peat Marwick LLP)




                                                      JUNE 30,    DECEMBER 31,
ASSETS                                                  1996         1995
- ------                                              -----------   ------------

Cash and due from banks                          $  4,128,710      3,897,057
Federal funds sold                                    800,000      8,000,000
Investment securities available for sale (note 2)  18,817,368     12,136,418
Investment securities held to maturity (note 2)     1,697,623      2,705,957
Loans, net (note 3)                                74,976,334     66,648,785
Federal Home Loan Bank note receivable                450,008              -
Accrued interest receivable                           712,717        632,936
Premises and equipment, net                         3,616,505      3,486,488
Other real estate owned                             1,167,407        802,145
Deferred tax assets                                   255,545        178,000
Federal Reserve Bank stock, at cost                   150,000        150,000
Federal Home Loan Bank stock, at cost                 300,000        407,200
Independent Bankers Bank stock, at cost                19,750         19,750
Prepaid expenses and other assets                     117,353        129,651
Executive supplemental income plan - cash
 surrender value life insurance policies            1,207,338      1,171,100



                                                 ------------    -----------
          Total assets                           $108,416,658    100,365,487
                                                 ============    ===========


See accompanying notes to condensed consolidated financial statements
(unaudited).



                                                                   JUNE 30,     DECEMBER 31,
LIABILITIES                                                          1996           1995
- -----------                                                      -------------  ------------
Deposits (note 4):
  Noninterest bearing                                            $ 12,328,377    13,285,944
  Interest bearing                                                 83,584,759    76,056,835
                                                                 ------------   -----------

      Total deposits                                               95,913,136    89,342,779
Federal Home Loan Bank advances                                     1,262,395     1,266,095
Other borrowed funds                                                2,086,376     1,394,944
Accrued interest payable                                              142,418       206,031
Accounts payable and other liabilities                                262,357       221,664
                                                                 ------------   -----------

      Total liabilities                                            99,666,682    92,431,513
                                                                 ------------   -----------



  STOCKHOLDERS' EQUITY
  --------------------

Common stock, par value $.10 per share (1,000,000 shares
  authorized; 617,584 and 545,365 shares issued and 595,784
  and 523,565 shares outstanding at June 30, 1996 and
  December 31, 1995, respectively)                                    776,727        54,537
Additional paid-in capital                                          5,350,342     5,350,342
Treasury stock, at cost (21,800 shares at June 30, 1996 and
  December 31, 1995)                                                 (208,640)     (208,640)
Retained earnings                                                   2,865,634     2,621,294
Unrealized gain (loss) on investments available for sale, net         (34,087)      116,441
                                                                 ------------   -----------

      Total stockholders' equity                                    8,749,976     7,933,974

Commitments and contingencies (note 5)

      Total liabilities and stockholders' equity                 $108,416,658   100,365,487
                                                                 ============   ===========

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
          Condensed Consolidated Statements of Operations (Unaudited)
           (See accompanying review report of KPMG Peat Marwick LLP)

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 ----------------------   ---------------------
                                                       JUNE 30,                   JUNE 30,
                                                    1996         1995        1996        1995
                                                 ----------   ---------   ---------  ----------
Interest income:
 Loans                                           $1,612,762   1,515,599   3,350,484   2,865,778
 Investment securities                              286,651     225,011     525,205     482,665
 Federal funds sold                                  95,795      21,173     224,411      22,480
 Federal Reserve Bank stock                           2,250       2,138       4,591       4,275
 Federal Home Loan Bank stock                        12,514      18,568      12,514      29,167
 Due from banks                                      26,514           -      41,704           -
                                                 ----------   ---------   ---------   ---------

   Total interest income                          2,036,486   1,782,489   4,158,909   3,404,365

Interest expense                                  1,050,009     818,395   2,111,919   1,567,603
                                                 ----------   ---------   ---------   ---------

   Net interest income                              986,477     964,094   2,046,990   1,836,762

Provision for loan losses                                 -      45,000      60,000      80,000
                                                 ----------   ---------   ---------   ---------

   Net interest income after
    provision for loan losses                       986,477     919,094   1,986,990   1,756,762
                                                 ----------   ---------   ---------   ---------

Other operating income:
 Customer service fees                              143,345      63,176     341,524     221,151
 Management fees                                          -       1,500           -       6,000

Other operating expenses:
 Salaries and benefits                              434,651     359,395     896,943     720,922
 Occupancy expense                                  205,635     115,072     364,487     205,205
 Legal and professional fees                         60,804      46,779      88,174     106,442
 Other expenses                                     254,240     328,262     537,525     598,577
 Loss on sale and write down of other
  real estate owned                                 (33,908)    (22,744)    (33,908)    (22,744)
                                                 ----------   ---------   ---------   ---------

                                                    989,238     872,252   1,921,037   1,653,890
                                                 ----------   ---------   ---------   ---------

   Net income before taxes                          140,584     111,518     407,477     330,023

Income tax expense                                   57,690      42,261     163,137     129,149
                                                 ----------   ---------   ---------   ---------

   Net income                                    $   82,894      69,257     244,340     200,874
                                                 ==========   =========   =========   =========

Income per share (note 6)                              $.15         .13         .45         .38
                                                 ==========   =========   =========   =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
          Condensed Consolidated Statements of Cash Flows (Unauidted)
           (See accompanying review report of KPMG Peat Marwick LLP)

                                                                       SIX MONTHS ENDED
                                                                   -------------------------
                                                                            JUNE 30,
                                                                      1996           1995
                                                                   -----------     --------
Cash flows provided by operating activities:
  Net income                                                       $   244,340      200,874

  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation of  premises and equipment                          129,184       42,896
      Net amortization of premiums and accretion of discounts
        on investment securities held to maturity and investment
        securities available for sale                                     (927)      32,959
      Provision for loan  losses                                        60,000       80,000
      Deferred loan origination fees                                    72,564       28,142
      Provision for other real estate owned                              7,080            -
      Loss on sale of other real estate owned                                -        2,744
      Writedown to fair value on other real estate owned                26,828       20,000
      Executive supplemental income plan - additional cash
        surrender value                                                (36,238)           -
      Cash provided by (used in) changes in:
        Accrued interest receivable                                    (79,781)      21,512
        Prepaid expenses and other assets                               12,298     (142,833)
        Accrued interest payable                                       (63,613)      83,184
        Accounts payable and other liabilities                          40,693      (86,497)
                                                                   -----------   ----------

        Net cash provided by operating activities                      412,428      282,981
                                                                   -----------   ----------

Cash flows provided (used in) by investing activities:
  Net loans made to customers                                       (8,859,283)  (5,387,661)
  Decrease in federal funds sold                                     7,200,000            -
  Purchases of investment securities available for sale             (7,899,762)           -
  Proceeds from maturity of investment securities available
    for sale                                                                 -    3,500,000
  Proceeds from maturities of investment securities held
    to maturity                                                      2,000,000            -
  Purchase of premises and equipment                                  (259,201)    (826,900)
  Proceeds from sale of other real estate owned                              -      129,348
  Redemption (purchase) of Federal Home Loan Bank stock                107,200      162,200
  Federal Home Loan Bank note receivable                              (450,008)           -
                                                                   -----------   ----------

      Net cash (used in) investing activities                       (8,161,054)  (2,423,013)
                                                                   -----------   ----------

                                                         (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
           (See accompanying review report of KPMG Peat Marwick LLP)

                                                                       SIX MONTHS ENDED
                                                                    -----------------------
                                                                           JUNE 30,
                                                                       1996         1995
                                                                    ----------  -----------
Cash flows provided by (used in) financing activities:
  Net increase (decrease) in demand deposits, NOW accounts
    and passbook savings accounts                                    1,959,629   (4,828,085)
  Net increase in certificates of deposit                            4,610,728   18,195,823
  Decrease in federal funds purchased                                        -   (2,500,000)
  Principal payment on mortgage note payable                           (11,718)     (10,842)
  Increase (decrease) in repurchase agreements                         703,150   (5,488,590)
  Net proceeds from (repayment of) borrowings from the
    Federal Home Loan Bank                                              (3,700)     (90,653)
  Sale of treasury stock                                                24,411            -
  Purchase of treasury stock                                           (24,411)           -
  Sale of common stock                                                 722,190            -
                                                                    ----------   ----------

    Net cash provided by financing activities                        7,980,279    5,277,653
                                                                    ----------   ----------

    Net increase in cash and cash equivalents                          231,653    3,137,621

Cash and cash equivalents at the beginning of period                 3,897,057    1,850,183
                                                                    ----------   ----------

Cash and cash equivalents at end of period                          $4,128,710    4,987,804
                                                                    ==========   ==========

Cash paid during the period for:
 Interest                                                           $2,175,532    1,484,419
                                                                    ==========   ==========

 Income taxes                                                       $  118,035      204,483
                                                                    ==========   ==========

                                 (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
           (See accompanying review report of KPMG Peat Marwick LLP)

Supplemental disclosure for non-cash items:

  Market value adjustment - investments available for sale:

                                                                       SIX MONTHS ENDED
                                                                    -----------------------
                                                                           JUNE 30,
                                                                       1996         1995
                                                                    ----------  -----------

    Investments                                                     $(51,647)     (103,123)
    Deferred income tax liability                                    (17,560)      (35,062)
                                                                    --------      --------

      Unrealized gain on investments available for sale             $(34,087)      (68,061)
                                                                    ========      ========

  Transfer land to other real estate owned from premises and
    equipment                                                       $      -       150,000
                                                                    ========      ========

  Transfer loan to other real estate owned                          $399,170             -
                                                                    ========      ========




See accompanying notes to condensed consolidated financial statements
(unaudited).

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 1996
           (See accompanying review report of KPMG Peat Marwick LLP)



(1)  BASIS OF PRESENTATION

(A)  INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(B)  STATEMENT OF CASH FLOWS

For purposes of the condensed consolidated statement of cash flows, the Company considers cash and due from banks, noninterest bearing deposits in other banks with original maturities of three months or less, and federal funds sold to be cash equivalents.

(C)  LONG-LIVED ASSETS

On January 1, 1996, the Company adopted Financial Accounting Standards Board
(FASB) Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be disposed of. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also prescribes the value of these assets to be disposed be reported at the lower of carrying amount or fair value less cost to sell.

Adoption of this Statement did not have a material impact on the Company.


                                                                     (Continued)

                                       2
                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)
           (See accompanying review report of KPMG Peat Marwick LLP)



(D)  MORTGAGE SERVICING RIGHTS

On January 1, 1996, the Company adopted FASB Statement of Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities". This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

Adoption of this Statement did not have a material impact on the Company.

(E)  STOCK-BASED COMPENSATION

On January 1, 1996, the Company adopted FASB Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation". This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans (ESOPs). This Statement establishes a fair value based method, accounting for stock based compensation plans and covers transactions with employees and nonemployees and is applicable to both public and nonpublic entities.

Adoption of this Statement did not have a material impact on the Company as the Company has elected to follow the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".

(2) INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated market values of investment securities held to maturity at June 30, 1996 and December 31, 1995 are summarized as follows:

                                 JUNE 30, 1996            DECEMBER 31, 1995
                             ------------------------   ------------------------
                             AMORTIZED     ESTIMATED    AMORTIZED    ESTIMATED
                               COST      MARKET VALUE      COST     MARKET VALUE
                             ----------  ------------   ---------   ------------
U.S. Treasury  securities
  and municipals             $1,697,623   1,696,186     2,705,957    2,714,950
                             ==========   =========     =========    =========


                                       3
                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)
           (See accompanying review report of KPMG Peat Marwick LLP)



    The amortized cost and estimated market value of investments available for sale at June 30, 1996 and December 31, 1995 are as follows:

                                 JUNE 30, 1996            DECEMBER 31, 1995
                             ------------------------   ------------------------
                             AMORTIZED     ESTIMATED    AMORTIZED    ESTIMATED
                               COST      MARKET VALUE      COST     MARKET VALUE
                             ----------  ------------   ---------   ------------
U.S. Treasury  securities   $18,765,721   18,817,368    11,959,992   12,136,418
                            ===========  ============   ==========  ============

    Included in U.S. Treasury securities are securities sold under agreements to repurchase. The following is a summary of securities sold under agreement to repurchase as of June 30, 1996:

                                        WITHIN
U.S. TREASURY SECURITIES               30 DAYS      TOTAL
- ------------------------              ----------  ---------

     Carrying value                   $1,749,663  1,749,663
     Borrowings                        1,749,663  1,749,663
     Market value                      1,749,663  1,749,663

The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At June 30, 1996, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended June 30, 1996, Agreements outstanding averaged approximately $1,621,296 and the maximum amount outstanding during the quarter was $2,026,331. Total interest expense paid on repurchase Agreements was $19,536 for the quarter ended June 30, 1996 and $31,592 for the six months ended June 30, 1996.

                                                                     (Continued)

                                       4
                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)
           (See accompanying review report of KPMG Peat Marwick LLP)



(3)  LOANS

Major categories of loans included in the loan portfolio at June 30, 1996 and December 31, 1995 are summarized as follows:

                                      1996         1995
                                  ------------  -----------

Commercial-secured                $ 8,600,908    7,695,479
Commercial-unsecured                3,705,302    2,681,485
Real estate - mortgage             60,937,955   55,345,499
Other                               2,885,147    2,009,057
                                  -----------   ----------

                                   76,129,312   67,731,520
Allowance for loan losses            (854,482)    (856,803)
Deferred loan origination fees       (298,496)    (225,932)
                                  -----------   ----------

                                  $74,976,334   66,648,785
                                  ===========   ==========

    The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at June 30, 1996 were $606,714 and $184,754, respectively. All impaired loans had an associated allowance for loan losses. The average recorded investment in impaired loans during the second quarter was $769,526. No interest income was recognized during the quarter on impaired loans.

    The activity in the allowance for loan losses for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995 is as follows:

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                           -------------------           -----------------
                                             1996       1995               1996      1995
                                           --------   --------           -------   -------

Balance at the beginning of the period     $899,230   692,398            856,803   657,569
Charge offs                                 (51,044)      (98)           (77,321)   (2,562)
Recoveries                                    6,296     3,771             15,000     6,064
Provision for loan losses                         -    45,000             60,000    80,000
                                           --------   -------            -------   -------

Balance at the end of the period           $854,482   741,071            854,482   741,071
                                           ========   =======            =======   =======

At June 30, 1996 and December 31, 1995, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $13,442,590 and $11,520,498, respectively. All such loans were made in the ordinary course of business.

                                       5
                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
        Notes to Condensed Consolidated Financial Statements (Unaudited)
           (See accompanying review report of KPMG Peat Marwick LLP)



(4) DEPOSITS

Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at June 30, 1996 and December 31, 1995 are as follows:

                                  1996         1995
                               -----------  ----------

Three months or less           $17,936,670  13,117,216
Three through twelve months      7,527,607   9,948,335
Over one year                    1,029,465     816,491
                               -----------  ----------

                               $26,493,742  23,882,042
                               ===========  ==========


(5) COMMON STOCK

As of April 26, 1996, Commerce National Corporation employees exercised options for 72,219 shares of common stock at $10 per share.

(6) COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At June 30, 1996 and December 31, 1995, the Bank had commitments to customers of approximately $1,098,000 and $832,133 for standby letters of credit, $18,273,000 and $15,189,767 for unfunded firm loan commitments and $45,419,338 and $41,949,096 for approved lines of credit, respectively.

(7) EARNINGS PER SHARE

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

Summary:
- -------

     At the end of the second quarter of 1996, the Company had a profit of $244,340 as compared to a profit of $200,874 for the same period in 1995. Total interest expense during the first six months of 1996 increased 35% to $2,111,919 due to the increased flow of new deposits into the Bank during the first six months of 1996.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first six months of the last three years is as follows:

                           FOR THE SIX MONTHS ENDING
- -----------------------------------------------------------
                        6/30/96       6/30/95       6/30/94
- -----------------------------------------------------------
ROAA                        .46%          .49%          .59%
- -----------------------------------------------------------
ROAE                       5.82%         5.40%         7.27%
- -----------------------------------------------------------
NET INCOME         $    244,340   $   200,874   $   245,709
- -----------------------------------------------------------
AVERAGE ASSETS     $105,539,155   $82,981,891   $83,820,367
- -----------------------------------------------------------
AVERAGE CAPITAL    $  8,393,816   $ 7,445,792   $ 6,760,084
- -----------------------------------------------------------

Net Interest Income
- -------------------

          Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and stockholders' equity. Net interest income for the first six months of the last three years is as follows:


                           FOR THE SIX MONTHS ENDING
- ---------------------------------------------------------
                          6/30/96     6/30/95     6/30/94
- ---------------------------------------------------------
INTEREST INCOME        $4,158,909  $3,404,365  $2,777,026
- ---------------------------------------------------------
INTEREST EXPENSE       $2,111,919  $1,567,603  $1,275,865
- ---------------------------------------------------------
NET INTEREST INCOME    $2,046,990  $1,836,762  $1,501,161
- ---------------------------------------------------------


          Net interest income of $2,046,990 for the second quarter of 1996 was a 11% increase over the same period in 1995, which had a net interest income of $1,836,762.

          On an annualized basis, the Company's net interest margin was 4.29% through the second quarter of 1996 compared to 4.58% through the second quarter of 1995.

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

          There were nine (9) non-accruing loans totaling $591,284 as of June 30, 1996. This represents a 64% decline from the March 31, 1996 figure of $1,639,830. Five (5) of the nine (9) non-accrual loans, totaling $264,677, are collateralized with first mortgages, and two loans in the aggregate amount of $245,874 are collateralized with second mortgages.

          The Company's allowance for loan losses at June 30, 1996 was $854,482, a 1.12% reserve on total loans outstanding.

Non-Interest Expense
- --------------------

          Operating expenses increased 16% for the six-month period ended June 30, 1996, to $1,887,129 compared with the same period for 1995 which had operating expenses of $1,631,146. A large portion of the rise in non-interest expense is due to increases in staffing and occupancy expense due to two branches opening in 1995 and one branch opening on January 2, 1996.

Provision for Income Taxes
- --------------------------

          The Company adopted the Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes, Statement 109) in 1992. Previously, the Company used the asset and liability method under the Statement of Financial Accounting Standards No. 96 (Accounting for Income Taxes, Statement 96).

Liquidity
- ---------

          The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations, require continuous analysis in order to match the maturities of specific categories of specific short-term loans and investments with specific types of deposits and borrowings. The objective of liquidity management is to maintain a balance between sources and uses of funds such that the cash flow needs of the Company are met in the most economical manner. On the asset side, the Company's liquidity is provided by Federal funds sold, loan principal repayments, and by investment securities, of which 100% have maturities of five years or less. Moreover, liquidity is provided by an investment portfolio that is readily marketable.

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

          The risk based guidelines provided for a two year transition period, beginning on December 31, 1990. On December 31, 1992, the guidelines took effect in their final form where upon all banks are required to maintain a risk based capital ratio of 8.0%. At June 30, 1996, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.23% (11.36% for the Company on a consolidated basis).

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

Accounting Pronouncements
- -------------------------

          In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards #125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

          This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

          This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

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

         On April 15, 1996, the number of directors was increased to fifteen
(15) members, and the following individuals were elected to the Board of Directors of the Company and the Bank to fill the resulting vacancies:

              ===========================================
              NAME OF DIRECTOR      CLASS  TERM OF OFFICE
              -------------------------------------------
              Stephen C. Cahill     A           1996-1998
              -------------------------------------------
              Ernst R. Janvrin      C           1996-1997
              -------------------------------------------
              Tony Lombardi, Jr.    A           1996-1998
              -------------------------------------------
              Jane H. Louttit       C           1996-1997
              -------------------------------------------
              Stephen G. Miller     B           1996-1999
              ===========================================


         During the second quarter of 1996, officers and employees of the Bank exercised stock options to purchase 72,219 shares of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS
         --------

         Exhibit No.         Description and Location
         -----------         ------------------------

         4.1 Specimen copy of the Company's stock certificate incorporated by reference from Exhibit 4.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1992.

         Exhibit No.         Description and Location
         -----------         ------------------------

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

         27 Article 9 Financial Data Schedule (for SEC use only).


(b)      FORM 8-K
         --------

No reports on Form 8-K were filed by the Company for the fiscal quarter ended June 30, 1996.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMERCE NATIONAL CORPORATION


Dated:  August 14, 1996
                                By: /s/ Guy D. Colado
                                   -----------------------------
                                    GUY D. COLADO, President and
                                    Chief Executive Officer


Dated:  August 14, 1996
                                By: /s/ Alan M. Scarboro
                                   -----------------------------
                                    ALAN M. SCARBORO,
                                    Secretary/Treasurer