Form 10-Q
period 1996-09-30
COMMERCE NATIONAL CORP
filed 1996-11-12
CIK 773319

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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

     This filing contains 28 pages. The Exhibit List commences on the sequential page number 24.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On November 1, 1996, Commerce National Corporation (the "Company") had 595,784 shares of common stock, par value $0.10 per share, issued and outstanding.



                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                          PART I. FINANCIAL STATEMENTS


Item 1.  Financial Statements.

The financial statements begin on the following page.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY


                               Table of Contents



Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--September 30, 1996 and December 31, 1995

Condensed consolidated statements of operations (unaudited)--Three months ended
        September 30, 1996 and 1995; Nine months ended September 30, 1996 and
        1995

Condensed consolidated statements of cash flows (unaudited)--Nine months ended
        September 30, 1996 and 1995

Selected notes to condensed consolidated financial statements (unaudited)--
        September 30, 1996

The Board of Directors
Commerce National Corporation:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of September 30, 1996 and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1996 and September 30, 1995 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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



\s\ KPMG Peat Marwick LLP



Orlando, Florida
October 23, 1996

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (Unaudited)





                                                    September 30, December 31,
        Assets                                           1996          1995
        ------                                      ------------  ------------

Cash and due from banks                              $ 3,687,002     3,897,057
Federal funds sold                                     1,500,000     8,000,000
Investment securities available for sale (note 2)     17,410,175    12,136,418
Investment securities held to maturity (note 2)        1,693,219     2,705,957
Loans, net (note 3)                                   78,351,603    66,648,785
Accrued interest receivable                              748,938       632,936
Premises and equipment, net                            3,559,451     3,486,488
Other real estate owned                                  873,594       802,145
Deferred tax assets                                      228,957       178,000
Federal Reserve Bank stock, at cost                      150,000       150,000
Federal Home Loan Bank stock, at cost                    300,000       407,200
Independent Bankers Bank stock, at cost                   19,750        19,750
Prepaid expenses and other assets                        111,849       129,651
Executive supplemental income plan - cash
     surrender value life insurance policies           1,223,039     1,171,100




                                                    ------------   -----------
          Total assets                              $109,857,577   100,365,487
                                                    ============   ===========



See accompanying review report of KPMG Peat Marwick LLP and selected notes to condensed consolidated financial statements (unaudited).



                                                    September 30,  December 31,
        Liabilities                                      1996           1995
        -----------                                 -------------  ------------

Deposits (note 4):
     Noninterest bearing                            $ 12,482,112    13,285,944
     Interest bearing                                 84,247,941    76,056,835
                                                      ----------    ----------

          Total deposits                              96,730,053    89,342,779
Federal Home Loan Bank advances                        1,259,145     1,266,095
Other borrowed funds                                   2,460,693     1,394,944
Accrued interest payable                                 126,879       206,031
Accounts payable and other liabilities                   290,209       221,664
                                                         -------       -------

          Total liabilities                          100,866,979    92,431,513
                                                     -----------    ----------

          Stockholders' Equity
          --------------------

Common stock, par value $.10 per share
     (1,000,000 shares authorized; 617,584 and
     545,365 shares issued and 595,784 and
     523,565 outstanding  at September 30, 1996
      and December 31, 1995)                              61,759        54,537
Additional paid in capital                             6,065,310     5,350,342
Treasury stock, at cost (21,800 shares at
     September 30, 1996 and
     December 31, 1995)                                 (208,640)     (208,640)
Retained earnings                                      3,054,645     2,621,294
Unrealized gain on investments available for
     sale, net                                            17,524       116,441
                                                          ------       -------

          Total stockholders' equity                   8,990,598     7,933,974

Commitments (note 6)                                 -----------   -----------

          Total liabilities and stockholders'
           equity                                   $109,857,577   100,365,487
                                                     ===========   ===========


                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
          Condensed Consolidated Statements of Operations (Unaudited)

                                      Three months ended     Nine months ended
                                      ------------------     -----------------
                                         September 30,         September 30,
                                       1996        1995       1996       1995
                                   ------------  ---------  ---------  ---------
Interest income:
 Loans                               $1,796,049  1,741,909  5,146,533  4,607,687
 Investment securities                  310,006    251,386    835,211    734,051
 Federal funds sold                      11,391     62,391    235,802     84,870
 Federal Reserve Bank stock               2,250      2,138      6,841      6,413
 Federal Home Loan Bank
  stock                                       -          -     12,514     27,758
 Due from banks                           1,426      6,380     43,130      7,791
                                          -----      -----     ------      -----

  Total interest income               2,121,122  2,064,204  6,280,031  5,468,570

Interest expense                        995,961  1,045,457  3,107,880  2,613,060
                                        -------  ---------  ---------  ---------

  Net interest income                 1,125,161  1,018,747  3,172,151  2,855,510

Provision for loan losses                     -     95,000     60,000    175,000
                                     ----------     ------     ------    -------

  Net interest income after
     provision for loan
      losses                          1,125,161    923,747  3,112,151  2,680,510
                                      ---------    -------  ---------  ---------

Other operating income:
 Customer service fees                  157,146    118,607    498,670    339,758
 Management fees                              -          -          -      6,000
Other operating expenses:
 Salaries and benefits                  444,980    337,832  1,341,923  1,058,754
 Occupancy expense                      210,147    144,657    574,634    349,862
 Legal and professional
  fees                                   73,605     57,748    161,779    164,190
 Other expenses                         222,141    199,786    759,666    798,363
 Loss on sale and write
  down of other real estate owned        27,975      3,257     61,883     26,001
                                         ------      -----     ------     ------

                                        978,848    743,280  2,899,885  2,397,170
                                        -------    -------  ---------  ---------

  Net income before taxes               303,459    299,074    710,936    629,098

Income tax expense                      114,448    117,329    277,585    246,478
                                        -------    -------    -------    -------

  Net income                         $  189,011    181,745    433,351    382,620
                                        =======    =======    =======    =======

Earnings per share (note 7)          $      .34        .35        .77        .73
                                            ===        ===        ===        ===

Primary earnings per common and
 common equivalent share (note 8)    $      .31        .35        .72        .68
                                            ===        ===        ===        ===

See accompanying review report of KPMG Peat Marwick LLP and selected notes to condensed consolidated financial statements (unaudited).

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                          1996         1995
                                                          ----         ----
Cash flows provided by operating activities:
 Net income                                           $433,351        382,620

 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of  premises and equipment             193,656         77,175
   Net amortization of premiums and accretion of
    discounts on investment securities held to
    maturity and investment securities available for
     sale                                              (11,131)        40,986
   Provision for loan losses                            60,000        175,000
   Deferred loan origination fees                       84,506         66,915
   Provision for other real estate owned                 7,080              -
   Loss on sale of other real estate owned              27,975          6,001
   Write down to fair value on other real estate
    owned                                               26,828         20,000
   Executive supplemental income plan - additional
    cash surrender value                               (51,939)             -
   Cash provided by (used in) changes in:
     Accrued interest receivable                      (116,002)       (19,374)
     Prepaid expenses and other assets                  17,802       (142,667)
     Accrued interest payable                          (79,152)       125,686
     Accounts payable and other liabilities             68,545        (24,672)
                                                        ------        -------

   Net cash provided by operating activities           661,519        707,670
                                                       -------        -------

Cash flows provided by (used in) investing
 activities:
 Net loans made to customers                       (12,351,851)    (6,948,967)
 Decrease in federal funds sold                      6,500,000              -
 Purchases of investment securities available for
  sale                                              (7,899,762)    (5,380,986)
 Proceeds from maturity of investment securities
  available for sale                                 1,500,000      5,000,000
 Proceeds from maturities of investment securities
  held to maturity                                   2,000,000              -
 Purchase of premises and equipment                   (266,619)    (1,228,373)
 Redemption/(purchase) of Federal Home Loan Bank
  stock                                                107,200        102,900
 Proceeds from sale of other real estate owned         371,195        130,348
                                                       -------        -------

   Net cash used in investing activities           (10,039,837)    (8,325,078)
                                                    ----------      ---------

                                                      (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued


                                                       Nine months ended
                                                         September 30,
                                                       1996         1995
                                                    ----------   ----------
Cash flows provided by financing activities:
 Net increase in demand deposits, NOW
  accounts and passbook savings accounts             3,764,542   (2,206,977)
 Net increase (decrease) in certificates of
  deposit                                            3,622,732   24,615,431
 Decrease in federal funds purchased                         -   (2,500,000)
 Principal repayment on mortgage note payable          (17,743)     (16,398)
 Increase (decrease) in repurchase agreements        1,083,492   (5,438,914)
 Net proceeds from (repayments of) borrowings from
  the Federal Home Loan Bank                            (6,950)  (2,881,409)
 Sale of treasury stock                                 24,411            -
 Purchase of treasury stock                            (24,411)           -
 Sale of common stock                                  722,190            -
                                                       -------   ----------

   Net cash provided by financing activities         9,168,263   11,571,733
                                                     ---------   ----------

   Net (decrease) increase in cash and cash
    equivalents                                       (210,055)   3,954,325

Cash and cash equivalents at the beginning
 of the period                                       3,897,057    1,850,183
                                                     ---------    ---------

Cash and cash equivalents at the end of the
 period                                            $ 3,687,002    5,804,508
                                                     =========    =========

Cash paid during the period for:
 Interest                                          $ 3,187,032    2,487,374
                                                     =========    =========

 Income taxes                                      $   249,035      242,483
                                                       =======      =======

                                                  (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued


                                                       Nine months ended
                                                         September 30,
                                                       1996       1995
                                                       ----       ----
Supplemental disclosures for noncash
 transactions:

 Market value adjustment - investments available
  for sale:
     Investments                                    (26,552)  (78,678)
     Deferred income tax liability                   (9,028)  (26,751)
                                                      -----    ------

   Unrealized gain on investments available for
    sale                                          $ (17,524)  (51,927)
                                                    =======   =======

 Transfer land to other real estate owned from
  premises and equipment                          $       -   150,000
                                                    =======   =======

 Transfer foreclosed loan to other real estate
  owned                                           $ 504,527    48,857
                                                    =======    ======


See accompanying review report of KPMG Peat Marwick LLP and selected notes to condensed consolidated financial statements (unaudited).

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1996

            See accompanying review report of KPMG Peat Marwick LLP



(1)  Basis of Presentation

     (a)  Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     (b)  Statement of Cash Flows

          For purposes of the condensed consolidated statement of cash flows, the Company considers cash and due from banks, noninterest bearing deposits in other banks, federal funds sold, and investment securities with less than three months maturity at acquisition, to be cash equivalents.

(Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



     (c)  Long-Lived Assets

          On January 1, 1996, the Company adopted Financial Accounting Standards Board (FASB)Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be disposed of. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also prescribes the value of these assets to be disposed be reported at the lower of carrying amount or fair value less cost to sell.

          Adoption of this Statement did not have a material impact on the Company.

     (d)  Mortgage Servicing Rights

          On January 1, 1996, the Company adopted FASB Statement of Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities". This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. A mortgage banking enterprise should satisfy its mortgage servicing rights that are capitalized after the adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum.

          Adoption of this Statement did not have a material impact on the Company.


(Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



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

          Adoption of this Statement did not have a material impact on the Company as the Company elected to follow the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".


(2)  Investment Securities Held to Maturity and
     Investment Securities Available for Sale

     The amortized cost and estimated market values of investment securities held to maturity at September 30, 1996 and December 31, 1995 are summarized as follows:

                               September 30, 1996           December 31, 1995
                               ------------------           -----------------

                                                                     Estimated
                             Amortized      Estimated     Amortized  market
                             cost           market value  cost       value
                             -------------  ------------  ---------  -----------
U.S. Treasury securities
 and municipals                 $1,693,219     1,694,091  2,705,957    2,714,950
                                ==========     =========  =========    =========


(Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



The amortized cost and estimated market value of investments available for sale at September 30, 1996 and December 31, 1995 are as follows:

                            September 30, 1996         December 31, 1995
                            ------------------         -----------------


                            Amortized    Estimated     Amortized  Estimated
                            cost         market value  cost       market value
                            -----------  ----------    ---------  ------------
U.S. Treasury securities    $17,383,623  17,410,175    11,959,992  12,136,418
                            ===========  ==========    ==========  ==========

Included in U.S. Treasury securities are securities sold under agreements to repurchase. The following is a summary of securities sold under agreement to repurchase as of September 30, 1996:

U.S. Treasury Securities    Within 30 days    Total
--------------------------  --------------  ---------

          Carrying value      $  2,130,005  2,130,005
          Borrowings             2,130,005  2,130,005
          Market value           2,130,005  2,130,005

The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At September 30, 1996, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended September 30, 1996, Agreements outstanding averaged approximately $1,153,653 and the maximum amount outstanding during the quarter was $2,186,680. Total interest expense paid on repurchase Agreements was $14,012 for the quarter ended September 30, 1996 and $45,604 for the nine months ended September 30, 1996.


(Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



(3)  Loans

     Major categories of loans included in the loan portfolio at September 30, 1996 and December 31, 1995 are summarized as follows:

                                          1996         1995
                                          ----         ----
     Commercial-secured              $  10,557,207    7,695,479
     Commercial-unsecured                3,996,649    2,681,485
     Real estate - mortgage             61,618,690   55,345,499
     Other                               3,341,511    2,009,057
                                         ---------    ---------

                                        79,514,057   67,731,520
     Allowance for loan losses            (852,016)    (856,803)
     Deferred loan origination fees       (310,438)    (225,932)
                                           -------      -------

                                     $  78,351,603   66,648,785
                                        ==========   ==========

     The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at September 30, 1996 were $90,052 and $90,052, respectively. All impaired loans had an associated allowance for loan losses. The average recorded investment in impaired loans during the third quarter was $137,403. No interest income was recognized during the quarter on impaired loans.


(Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



The activity in the allowance for loan losses for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995 is as follows:

                             Three months ended      Nine months ended
                             September 30,           September 30,
                             -------------           -------------

                             1996        1995       1996        1995
                             ----        ----       ----        ----
Balance at the beginning
 of the period              $ 854,482   741,071      856,803   657,569

Charge offs                   (23,966)  (57,988)    (101,287)  (60,550)
Recoveries                     21,500    44,315       36,500    50,379
Provision for loan losses           -    95,000       60,000   175,000
                             --------    ------       ------   -------

Balance at the end of the
 period                     $ 852,016   822,398      852,016   822,398
                              =======   =======      =======   =======

At September 30, 1996 and December 31, 1995, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $13,442,590 and $11,520,498, respectively. All such loans were made in the ordinary course of business.


(4)  Deposits

     Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at September 30, 1996 and December 31, 1995 are as follows:

                                            1996         1995
                                            ----         ----

          Three months or less           $18,948,151  13,117,216
          Three through twelve months      8,486,012   9,948,335
          Over one year                    1,252,642     816,491
                                         -----------  ----------

                                         $28,686,805  23,882,042
                                         ===========  ==========


(Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



(5)  Common Stock

     As of April 26, 1996, the Company's employees exercised options for 72,219 shares of common stock at $10 per share.


(6)  Commitments and Contingencies

     In the normal course of business, the Company has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At September 30, 1996 and December 31, 1995, the Company had commitments to customers of approximately $46,089,488 and $41,949,096 for approved lines of credit, $1,112,888 and $832,133 for standby letters of credit and $18,158,061 and $15,189,767 for unfunded firm loan commitments, respectively.


(7)  Earnings Per Share

     Earnings per share is calculated based on the weighted average number of shares outstanding.


(8)  Primary Earnings Per Common and Common Equivalent Share

     Primary earnings per share is calculated based on stock options outstanding of 121,781 and 194,000 as of September 30, 1996 and 1995, respectively. The effect of the conversion of these common stock equivalents was an increase for September 30, 1996 and 1995 of 38,993 and 89,287, respectively.

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

Summary:
-------

     For the nine months ending September 30, 1996, the Company had a profit of $433,351 as compared to a profit of $382,620 for the same period in 1995. Total interest expense for the first nine months of 1996 increased 19% to $3,107,880 due to the increased flow of new deposits into the Bank during the first nine months of 1996.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the third quarter of the last three years is as follows:

                   ----------------------------------------
                          For the Nine Months Ending
                   ----------------------------------------
                        9/30/96       9/30/95       9/30/94
-----------------------------------------------------------
ROAA                       .54%          .59%          .71%
-----------------------------------------------------------
ROAE                      6.75%         6.77%         8.76%
-----------------------------------------------------------
NET INCOME         $    433,351   $   382,620   $   448,928
-----------------------------------------------------------
AVERAGE ASSETS     $106,527,366   $87,050,693   $84,237,854
-----------------------------------------------------------
AVERAGE CAPITAL    $  8,562,993   $ 7,535,549   $ 6,837,045
-----------------------------------------------------------

Net Interest Income
-------------------

          Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and shareholder's equity. Net interest income for the first nine months of the last three years is as follows:


                       ----------------------------------
                           For the Nine Months Ending
                       ----------------------------------
                          9/30/96     9/30/95     9/30/94
---------------------------------------------------------
INTEREST INCOME        $6,280,031  $5,468,570  $4,405,742
---------------------------------------------------------
INTEREST EXPENSE       $3,107,880  $2,613,060  $1,953,202
---------------------------------------------------------
NET INTEREST INCOME    $3,172,151  $2,855,510  $2,452,540
---------------------------------------------------------

          Net interest income of $3,172,151 for the first nine months ending September 30, 1996 was a 11% increase over the same period in 1995, which had a net interest income of $2,855,510.

          On an annualized basis, the Company's net interest margin was 4.32% through the third quarter of 1996 compared to 4.65% through the third quarter of 1995.

          Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the banks' ability to manage their earning asset portfolios and the availability of particular sources of funds.

Provision for Possible Loan Losses
----------------------------------

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

          There were eight (8) non-accruing loans totaling $443,903 as of September 30, 1996. Three (3) of the eight non-accrual loans, totaling $149,822, are collateralized with first mortgages, and two loans in the aggregate amount of $222,991 are collateralized with second mortgages.

          The Company's allowance for loan losses at September 30, 1996, was $852,016, or a 1.10% reserve on total loans outstanding.

Non-Interest Expense
--------------------

          Operating expenses increased 20% for the nine-month period ended September 30, 1996, to $2,899,885 compared with the same period for 1995, which had operating expenses of $2,397,170. A large portion of the rise in non-interest expense is due to increases in staffing and occupancy expense due to two branches opening in 1995, and one branch opening on January 2, 1996.

Liquidity
---------

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

Capital Resources
-----------------

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

          The risk-based guidelines provided for a two-year transition period, beginning on December 31, 1990. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At September 30, 1996, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.20% (11.51% for the Company on a consolidated basis).

          The Company stands ready to infuse additional capital into the Bank should it be warranted. The Bank and the Company are well capitalized.

Effects of Inflation
--------------------

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

Legal Action
------------

          The Company and the Bank are not involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

Competition
-----------

          All areas of the Company's business are highly competitive. The Company faces heavy competition, both from local and national financial institutions and from various other providers of financial services. By industry standards, the Company relies heavily on large deposit customers. This factor is a result of the Bank's customer base and local demographics.

Accounting Pronouncements
-------------------------

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

          The adoption of this Statement did not have a material impact on the Company.



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Under Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         The Company is currently not using derivatives.


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

         Exhibit No.         Description and Location
         -----------         ------------------------

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

         27 Article 9 Financial Data Schedule (for SEC use only).


(b)      FORM 8-K
         --------

         No reports on Form 8-K were filed by the Company for the fiscal quarter ended September 30, 1996.



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMERCE NATIONAL CORPORATION



Dated:  November 13, 1996
                                By:/s/ Guy D. Colado
                                   -----------------------------
                                    GUY D. COLADO, President and
                                    Chief Executive Officer


Dated:  November 13, 1996       By:/s/ Alan M. Scarboro
                                   -----------------------------
                                    ALAN M. SCARBORO
                                    Secretary/Treasurer