Form 10-K
period 1996-12-31
COMMERCE NATIONAL CORP
filed 1997-04-04
CIK 773319

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                                                [X]

         For the fiscal year ended       December 31, 1996
                                   ---------------------------
                                                OR

                                                [ ]

         For the transition period from           N/A
                                        -----------------------
Commission File Number 2-98960-A

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

                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x     No
                                              ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in

THIS FILING CONTAINS 93 PAGES. THE EXHIBIT LIST COMMENCES ON THE
SEQUENTIAL PAGE NUMBER 84.

definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

         The aggregate market value on March 1, 1997, of the Registrant's voting stock held by non-affiliates was $6,934,784. There was no formalized active market for Common Stock on said date, although there have been transactions in the last twelve months. The most recent transaction had a purchase price in the amount of $14.50 per share which is the amount the Registrant used for purposes of this disclosure.

         At March 1, 1997, the Registrant had outstanding:

                        595,784 shares of Common Stock

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

                               TABLE OF CONTENTS
                               -----------------


Item No.                   Caption                                                                             Page
--------                   -------                                                                             ----
PART I   .......................................................................................................  1
         Item 1.           Business.............................................................................  1
         Item 2.           Properties...........................................................................  9
         Item 3.           Legal Proceedings...................................................................  11
         Item 4.           Submission of Matters to a Vote of Security Holders.................................  11

PART II  ......................................................................................................  11
         Item 5.           Market for the Registrant's Common Equity and Related Stockholder
                           Matters.............................................................................  11
         Item 6.           Selected Financial Data.............................................................  12
         Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations...............................................................  12
         Item 8.           Consolidated Financial Statements and Supplementary Data............................  31
         Item 9.           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure................................................................  69

PART III ......................................................................................................  69
         Item 10.          Directors and Executive Officers of the Registrant..................................  69
         Item 11.          Executive Compensation/Board Compensation ..........................................  75
         Item 12.          Security Ownership of Certain Beneficial Owners and Management......................  76
         Item 13.          Certain Relationships and Related Transactions......................................  79

PART IV  ......................................................................................................  80
         Item 14.          Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K.................................................................  80

                                     PART I

Item 1.    Business

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

         The Company was authorized by the Board of Governors of the Federal Reserve System (the "FRB") to invest up to $1,000,000 of its capital to purchase loans from the Bank which were in excess of authorized lending limits of the Bank. As of March 1, 1997, the Company was participating in an aggregate of $905,102 on eight different loans with the Bank which were in excess of the authorized lending limits of the Bank.

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

         The Bank has been marketing its services to depositors on the basis of the convenience of the Bank's four locations; of its status as an institution managed locally; of its emphasis on personal attention to its customers and its full range of services. Thus far, the Bank has utilized traditional advertising media, as well as an active and community-involved management and board of directors to promote the Bank.

         The Bank makes a variety of loans to persons and businesses as the principal source of its revenue. The three main categories of loans at the Bank are commercial, real estate (both residential and commercial), and consumer loans.

         The commercial loans made by the Bank usually are secured but may be made on an unsecured basis to particularly well-financed businesses. The loans are either demand or term in nature with the ordinary term varying between three and seven years. These loans are made to business entities for equipment purchases and other capital improvements, inventory acquisition and general working capital. Dependent upon the size and perceived risk for a particular loan, the loans usually are secured and often, for smaller to mid-sized companies, are guaranteed by the principals of the business. This category of loans is originated by the loan officers of the Bank and usually is not sold in any secondary market, although certain larger loans may be participated with other community banks. Because of the vagaries in the economy, commercial loans typically are viewed as some of the most risky loans. The Bank attempts to address this issue by careful monitoring of the credit quality of these loans and by having a preexisting relationship with these loan customers.

         The second major category of loans, real estate, is divided into residential loans and commercial loans, which includes agricultural loans. The majority of loans in the real estate area are commercial real estate loans. These loans typically are made on a loan-to-value basis of 80%. Because these loans are almost always secured by first mortgages on commercial property, they are seen as some of the least risky loans made by the Bank. The term for the loans is usually 15-20 years with rate review every 3-5 years.

         The final loan category is consumer loans, which includes all loans to individuals not captured in one of the categories above. Types of loans in this category include auto loans, educational loans and other personal loans. While some of these loans are demand type loans, most are term loans with terms of between three to five years. Most of the loans are secured by the asset acquired by the loan or some other asset, although it is not unusual to have personal loans that are not secured based upon the significant financial status of the borrower. These loans may be viewed as more risky than residential real estate loans and, therefore, the interest rate that the Bank can charge for such loans is higher than real estate loans. The Bank originates, processes and holds almost all of these loans.

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

                                   Competition

         As of March 1, 1997, there were ten (10) commercial banks, two (2) savings banks and several consumer finance companies in the Bank's perceived market area. Although the principal competition for the Bank is thought to come from existing financial institutions within the market area, it should be noted that there are several commercial banks and savings and loan associations located outside but near the perceived market area. Most of the Bank's competitors have greater resources, broader geographic markets and higher lending limits and offer more services than the Bank. The right of banks in Florida to branch statewide and also the elimination of certain restrictions on interstate banking has heightened the competition of the Bank's market area.

         As of September 30, 1996, the Bank had approximately 1.4% of the deposits of Orange County, Florida.

         Offices affiliated with out-of-state financial institutions have entered Florida to offer limited financial services, including loans and deposit gathering activities. The State of Florida has adopted a reciprocal interstate regional banking law which permits bank holding companies headquartered outside of Florida to acquire Florida banks, provided Florida bank holding companies may likewise make bank acquisitions in the reciprocal state. Other out-of-state bank holding companies have entered the Florida banking market by acquiring failing thrift institutions. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), effective June 1, 1997, subject to legislation by Florida, banks and bank holding companies from any state in the country will be able to acquire a bank based in the State of Florida. Subject to legislation in Florida, banks from outside of Florida will be able to branch de novo into the State of Florida. Competition for deposit and loan opportunities in the Bank's market area is intense because of the accelerating pace of deregulation and geographic expansion noted above.

         Changes in the economic, legislative and regulatory areas have substantially increased the competitive environment and brought about changes in the financial services industry. Thrift institutions are direct competitors of the Bank with respect to both deposit gathering and loan opportunities.

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

                           Supervision and Regulation

         CNC and the Bank operate in a highly regulated environment, and their respective business activities are governed by statute, regulation and administrative policies. The business activities of CNC and the Bank are supervised by a number of federal regulatory agencies, including the Board of Governors of the Federal Reserve Board ("FRB"), the OCC and the Federal Deposit Insurance Corporation ("FDIC"). Additionally, CNC is supervised and regulated by the Securities and Exchange Commission ("SEC").

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

Capital

         The FRB, OCC and FDIC require banks and bank holding companies to maintain minimum capital ratios.

         In December 1988, the FRB approved final "risk-adjusted" capital guidelines for bank holding companies. The new guidelines became fully implemented as of December 31, 1992. The FDIC has adopted substantially similar risk-based capital guidelines. These ratios involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Company's capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at eight percent (8%). At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain goodwill items ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, or a limited amount of loan loss reserves.

         In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%), Tier 1 Capital (as defined for purposes of the year-end 1992 risk-based capital guidelines) to total assets. However, most banking organizations are expected to maintain capital ratios well in excess of the minimum levels and generally must keep such Tier 1 ratio at or above five percent (5%). The capital ratios for the Company and Bank are discussed below.

         Regulatory authorities may increase such minimum requirements for all banks and bank holding companies or for specified banks or bank holding companies. Increases in the minimum required ratios could adversely affect the Bank and the Company, including their ability to pay dividends.

                              Additional Regulation

         The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any consolidation, issuance or retirement by the Bank of its own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

                               Dividend Regulation

         The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary, the Bank. Generally, a national banking association may not declare a dividend without the approval of the OCC if the total of dividends declared by such bank in a calendar year exceeds the total of its net profits for that year combined with its retained profits of the preceding two years. In addition, national banks are subject to dividend regulation by their primary federal bank regulatory agency in connection with general supervisory authority as it relates to a bank's requirement to maintain adequate capital.

                       Government Policies and Legislation

         The policies of regulatory authorities, including the OCC, FRB, FDIC and the Depository Institutions Deregulation Committee, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government.

         The United States Congress has periodically considered and adopted legislation which has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Bank or the Company.

         In addition to the relaxation or elimination of geographic restrictions on banks and bank holding companies, a number of regulatory and legislative initiatives have the potential for eliminating many of the product line barriers presently separating the services offered by commercial banks from those offered by nonbanking institutions. For example, Congress recently has considered legislation which would expand the scope of permissible business activities for bank holding companies (and in some cases banks) to include securities underwriting, insurance services and various real estate- related activities as well as allowing interstate branching.

                               Recent Legislation

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted in 1991. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

         The FRB and the FDIC have adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio (total capital to risk-weighted assets) of ten percent (10%) or greater, a Tier 1 risk-based capital ratio (Tier 1 Capital to risk-weighted assets) of six percent (6%) or greater, and a Tier 1 leveraged capital ratio (Tier 1 Capital to total assets) of five percent (5%) or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of eight percent (8%) or greater, a Tier 1 risk-based capital of four percent (4%) or greater, and (generally) a Tier 1 leveraged capital ratio of four percent (4%) or greater, and the institution does not meet the definition of a "well capitalized" institution. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than two percent (2%). "Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on their subordinated debt.

         The Bank currently meets the regulatory definition of an "adequately capitalized" financial institution.

         FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agency deems appropriate.

         On September 29, 1994, the Interstate Act, which effectively permits nationwide banking, was signed into law. The Interstate Act provides that one year after enactment, adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisitions by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the FRB may not be granted for a proposed interstate acquisition if, after the acquisition, the acquirer on a consolidated basis would control more than 10 percent of the total deposits nationwide or would control more than 30 percent of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions. States are not allowed to opt-out of interstate banking. National banks are impacted as well since the OCC generally refers to state law to determine appropriate branching provisions for a national bank located in a particular state.

         Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is not permitted until June 1, 1997, provided that the state has not passed legislation "opting-out" of interstate branching. If a state opts-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. A state may opt-in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation earlier than June 1, 1997. Interstate branching is also subject to a 30 percent statewide deposit concentration limit on a consolidated basis, and a 10 percent nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

         De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

         On May 17, 1995, the FDIC, together with the FRB, OCC and Office of Thrift Supervision ("OTS"), issued new regulations under the CRA. Under the regulations, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, is generally to be evaluated under three tests: the "lending test," which would consider the extent to which the institution makes loans in the low- and moderate-income areas of its market; the "service test," which considers the extent to which the institution makes branches accessible to low- and moderate-income areas of its market and provides other services that promote credit availability; and the "investment test," which considers the extent to which the institution invests in community and economic development activities. Because the Bank is defined as a "small institution" under the new rules (i.e., one with less than $250 million in total assets), the regulations will focus upon the "lending test" specified above. The new regulations will be used to evaluate CRA compliance commencing July 1, 1995, and were fully phased in on January 1, 1996. Based upon a review of the regulations, management of the Bank does not anticipate that the regulations will adversely affect the Bank.

         On September 30, 1996, legislation was signed by the President to combine the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of the FDIC. The legislation, known as the Deposit Insurance Funds Act of 1996, provided for a special assessment on institutions that pay assessments to the SAIF. The Bank does not pay assessments to the SAIF. The legislation also provides for the payment of interest on bonds issued in connection with the clean up of the savings and loan crisis by both banks and savings associations. Because of the recent adoption of the law, it is not possible to accurately predict what impact, if any, this will have upon the Bank or the Company in the future.

                              Proposed Legislation

         There have been proposed a number of legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S. banking system. It is impossible to predict whether or in what form these proposals may be adopted in the future, and if adopted, what their effect would be on the Company. There are proposals in the Florida legislature which would amend the Florida Tax Code and subsequently affect the taxes paid by the business community. The passage of these proposals and to what extent these proposals would affect banks domiciled in Florida is unknown at this point.

                                    Employees

         The Company and the Bank as of March 1, 1997, had 49 full-time employees and 3 part-time employees. The employees of the Bank are not part of any collective bargaining unit.

Item 2.     Properties
            ----------

         At year-end 1996, the Bank had Other Real Estate Owned (OREO) inventory consisting of eight parcels of real property.

         One of the parcels consisting of seven platted residential lots was under contract for Habitat for Humanity in 1996. However, this contract was allowed to lapse and the lots are currently being marketed to other builders in the area.

         A second parcel is agricultural in which the Bank has a one-half interest. The third piece of property is a mobile home located in Volusia County, Florida. The mobile home is currently being leased with an option to purchase within six months.

         There are two other parcels which are part of the OREO which are excess property for two of the Bank branches. These are separate parcels of property which had to be acquired to make each corner branch site economically feasible. One excess parcel is on the Aloma Avenue branch, and the other excess parcel is on the Temple branch.

         Two other parcels were houses which have been sold. All principal and interest payments were repaid on both sales.

         The final parcel is a house located in downtown Orlando which is currently being leased to a tenant with an option to purchase.

Marketing activity for all of these properties held in OREO continues to be active. It is anticipated that some of these properties will be sold in 1997.

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

         The Bank occupies three branch sites. The Aloma Branch, located at 2200 Aloma Avenue, Winter Park, opened May 15, 1995. The second branch located at 1400 Howell Branch Road, Winter Park, opened October 16, 1995. The above two (2) branches are located in freestanding buildings which were built in 1995 and are owned by the Bank. On January 2, 1996, the Bank moved into its third branch site at 200 E. New England Avenue in downtown Winter Park, Florida. This facility is owned by Rollins College, a private institution located in Winter Park, which has leased part of the first floor, basement, and drive-in facility to the Bank.

         The Bank paid rental expenses, in aggregate, of approximately $373,701 for the year ended 1996 which represented $249,387 due under the lease agreement between the Company and Gateway Plaza, Ltd. and $124,314 due under the lease agreement between the Bank and Rollins College.

         The initial term of the lease with Gateway Plaza, Ltd. dated June 12, 1985, which commenced on August 4, 1986, was for 10 years with three consecutive options to renew for a period of five years each. The Bank exercised its first renewal option on August 8, 1996. Additionally, the lease provides a first right of refusal to purchase the building on the terms of any acceptable bona fide offer.

         The term of the lease with Rollins College dated July 10, 1995, is for four years with the first payment having been made on September 1, 1995. The expiration of this lease is January 17, 1999, with renewal options.

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

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             -----------------------------------------------------------------
             Matters
             -------

       As of March 1, 1997, there was no formally established trading market for the Company's shares of common stock, par value $0.10 per share (the "Common Stock"), although there have been recent transactions for the Common Stock. On that same date, the Company had approximately 472 shareholders based on the number of record holders. To date there has been little secondary trading in the Common Stock and, to the Company's knowledge, the Common Stock has not received any over-the-counter quotations. The trading of the Common Stock between third parties reflected values ranging between $10.00 and $15.50 per share during the year ended 1996.

------------------------------------------------------------------------------
                              1996                            1995
                     Market Price Range               Market Price Range
                     ---------------------------------------------------------
Quarter Ended         High             Low          High                Low
------------------------------------------------------------------------------
December 31          $14.50          $14.50        $14.71              $13.00
------------------------------------------------------------------------------
September 30         $15.50          $13.00        $13.00              $10.00
------------------------------------------------------------------------------
June 30              $15.00          $10.00        $10.00              $10.00
------------------------------------------------------------------------------
March 31             $14.71          $12.00        $10.00              $10.00
------------------------------------------------------------------------------


       On June 21, 1993, the Company adopted a Stock Redemption/Repurchase Policy. As of March 1, 1997, 21,800 shares of the Company's common stock had been redeemed at a total price of $213,640, or $9.80 per share, all of which shares were redeemed in 1993.

       The Company has not declared any dividends to date, but continues to evaluate its options. On December 31, 1992, the Bank paid a $250,000 dividend to the Company. These funds were used to purchase loan participations from the Bank. This amount was later contributed back to the Bank for capital purposes. The Bank will continue to evaluate the payment of dividends to the Company on a quarterly basis. As a practical matter, in order for the Company to issue a dividend to its shareholders, the Bank would have to issue a dividend to its shareholder, the Company. Under the national banking laws, a national bank may not pay dividends from its capital; all dividends must be paid out of its net profits after deducting expenses. In addition, a national bank may not pay dividends on its shares of common stock unless its surplus equals its stated capital, unless in the case of annual dividends there has been transferred, to surplus, no less than one-tenth (1/10) of the bank's net profits for the preceding two consecutive half year periods. Additional approval is required in other circumstances where total dividends exceed certain preset amounts. See
Item 1 - Business -- Supervision and Regulation, concerning the Bank.
         --------

Item 6.      Selected Financial Data (Consolidated)
             -----------------------

                               -----------------------------------------------------------------------------------------------
                                                                        DECEMBER 31
                               -----------------------------------------------------------------------------------------------
                                       1996               1995               1994               1993              1992
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                    $4,305,644         $3,767,327         $3,413,990         $2,971,364        $2,775,852
------------------------------------------------------------------------------------------------------------------------------
Provisions for Loan Losses                $90,000           $175,000            $50,000            $79,280           $81,000
------------------------------------------------------------------------------------------------------------------------------
Net Income                               $648,336           $472,965           $724,209           $746,460          $639,982
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share                          $1.13              $0.84              $1.26              $1.39            $ 1.17
------------------------------------------------------------------------------------------------------------------------------
Total Assets                         $114,865,968       $100,365,487        $83,802,977        $77,056,684       $64,782,578
------------------------------------------------------------------------------------------------------------------------------
Long-Term Obligations                  $1,476,111         $1,547,309         $4,305,825         $3,915,059        $1,336,350
------------------------------------------------------------------------------------------------------------------------------
Average Equity                         $8,857,813         $7,613,835         $6,927,701         $6,399,098        $5,846,348
------------------------------------------------------------------------------------------------------------------------------
Average Assets                       $108,608,555        $89,803,441        $84,371,159        $73,813,776       $63,006,516
------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                      -0-                -0-                -0-                -0-               -0-
------------------------------------------------------------------------------------------------------------------------------
Average Shares Outstanding                571,711            523,565            523,565            536,948           545,365
------------------------------------------------------------------------------------------------------------------------------


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

Summary

       For fiscal 1996, the Company had a profit of $648,336 as compared to a profit of $472,965 in 1995 and $724,209 in 1994. One of the major reasons for the increased profit in 1996 from 1995 was the result of net loans outstanding increasing 30% to $86,532,988. While interest expense on deposits and borrowed money in 1996 grew to $4,155,519, as opposed to $3,651,880 for year-end 1995, this increase was much smaller than the $1,024,641 increase from year-end 1994 to year-end 1995. Total assets at year-end 1996 were $114,865,968, a 14.5% increase over 1995 and a 37.1% increase over 1994. Stockholder equity at year-end 1996 was $9,228,420 or 8% of year-end assets. This compares to year-end 1995 stockholder equity of $7,933,974 and year-end 1994 stockholder equity of $7,220,599. Net income per common share for 1996 was $1.13 per share compared to $.84 per share for 1995 and $1.26 per share in 1994.

       Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholders' equity (ROAE). A comparison of these ratios for the last three years is as follows:

                      ---------------------------------------------------------
                             1996                1995                1994
  -----------------------------------------------------------------------------
   ROAA                         0.60%               0.54%                0.86%
  -----------------------------------------------------------------------------
   ROAE                         7.32%               6.21%               10.45%
  -----------------------------------------------------------------------------
   Net Income                $648,336            $472,965             $724,209
  -----------------------------------------------------------------------------
   Average Assets        $108,608,555         $89,803,441          $84,371,159
  -----------------------------------------------------------------------------
   Average Equity          $8,857,813          $7,613,835           $6,927,701
  -----------------------------------------------------------------------------

Net Interest Income

         Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest bearing deposits and non-interest bearing deposits. Net interest income for the last three years is as follows:


                         ----------------------------------------------------
                              1996               1995              1994
    -------------------------------------------------------------------------
     Interest Income         $8,461,163         $7,419,207        $6,041,229
    -------------------------------------------------------------------------
     Interest Expense        $4,155,519         $3,651,880        $2,627,239
    -------------------------------------------------------------------------
     NET INTEREST INCOME     $4,305,644         $3,767,327        $3,413,990
    -------------------------------------------------------------------------

       Net interest income of $4,305,644 represented a 14.3% increase over 1995 and a 26.1% increase over 1994. This is primarily the result of the increase in loan interest income which was $7,051,323, $6,217,599 and $4,782,060, at
December 31, 1996, 1995 and 1994, respectively. Investment security income remained flat between 1994 and 1995. The 1994 figure was $983,101, and the 1995 figure was $979,436. However, investment security income increased in 1996 to $1,119,534. Federal funds sold income, typically a lower-yielding investment class, was $257,767, $170,917, and $132,464 at December 31, 1996, 1995, and
1994, respectively. For further information, refer to the Rate/Volume Information chart.

       At the same time, interest-bearing liabilities increased from $53.6 million at year-end 1994 to $76 million at year-end 1995 to $85 million at year-end 1996. Interest expense on deposits and borrowed money was $4,155,519, $3,651,880, and $2,627,239, at December 31, 1996, 1995 and 1994, respectively.
The major reason for the increase in deposit interest expense was due to total time deposit interest expense of $2,661,881, $2,018,440 and $888,955 for December 31, 1996, 1995 and 1994, respectively. For further information, refer to the Rate/Volume Information chart.

       The Company's net interest margin was 4.18% for the year ended December 31, 1996, compared to 4.47% for 1995 and 4.26% for 1994.

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

       The allowance for loan losses for year-end 1996 was $887,803, a 1.01% reserve of total loans outstanding at year-end 1996. This compares to a year-end 1995 allowance of $856,803, a 1.26% reserve of total loans outstanding, and compares to a year-end 1994 allowance of $650,569, a 1.06% reserve of total loans outstanding. The charge-offs for 1996 totaled $103,516 while recoveries totaled $44,516. Net recoveries for 1995 totaled $24,234, compared to net chargeoffs in 1994 of $102,886. Non-accruing loans totaled $1,159,868, $2,182,812, and $2,355,375 at December 31, 1996, 1995 and 1994, respectively.
The loan loss provision for 1996 was $90,000, significantly reduced from the $175,000 provision for 1995 but above the 1994 provision of $50,000. This was the result of the resolution of certain nonaccrual and problem loans during 1996. This was an increase in charge-offs for commercial loans from 1995 to 1996 and a lower amount of recoveries. Management of the Bank believes that the allowance for loan losses was adequate as of December 31, 1996, in light of the significant reduction in nonaccrual loans and the continued strong economy in the Bank's market area.

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

Non-Interest Income

       The total Non-Interest Income increased from $429,621 in 1994 and from $491,519 in 1995 to $707,363 in 1996. One of the main reasons for the increase is that all branches were opened for the full 12 months during 1996. The other reason is the continued stringent policies on NSF charges.

Non-Interest Expense

       Operating expenses increased $653,416 or 20% to $3,938,297 for year-end 1996 compared to the same period in 1995, which had operating expenses of $3,284,881. The year-end 1994 operating expense figure was $2,625,402. The increase of salary expense for 1996 of $342,497 was due mainly to the staff hired to open three branches. These three branches were open for the entire year of 1996. Also, a portion of this increase was for annual salary adjustments.

       Occupancy expenses in 1996 increased $285,642 due mainly to the New England Avenue branch being opened for the full year of 1996. Also, there were additional purchases of furniture and computers during 1996.

       Stationery and printing supplies declined by $16,493 to $111,562 since the bulk of the stationery that was needed to open the three branches was purchased in 1995. Insurance declined by $58,174 to $52,546 at year-end 1996. The primary reason for the decline is due to the FDIC restructuring insurance assessments on banks during 1996.

       In the Other Expense category, the increase in 1996 was $89,888, resulting in the year-end figure of $696,812. The year-end 1995 Other Expense figure was $606,924, compared to the year-end 1994 figure of $417,272. The main increase in the Other Expense category during 1996 was the loss on the sale of OREO totaling $89,010. A large percentage of the increase in 1995 as opposed to 1994 was the result of business development activities that were done for the branch openings in 1995 and early 1996. Also, director fees increased from $27,000 in 1995 to $42,000 in 1996 as a result of five new directors being added during 1996. With the purchase of two branch sites, property tax on land took full effect in 1996 with this expense increasing from $1,392 in 1995 to $11,552 in 1996. Telephone expenses also increased from $28,347 in 1995 to $58,223 in 1996 as a result of the three branches being open for the full year of 1996. Also, tangible taxes increased from $8,100 in 1995 to $20,234 in 1996.

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

       Depending on the composition of its items of income and expense, a bank may be subject to the alternative minimum tax ("AMT"). For tax years beginning after 1986, a bank must pay an alternative minimum tax equal to the amount (if any) by which 20 percent of alternative minimum taxable income ("AMTI") as reduced by an exemption varying with AMTI, exceeds the regular tax due, AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes). AMTI may be reduced only up to 90 percent by AMT net operating loss carryovers. Alternative minimum tax paid can be carried forward indefinitely and credited against regular tax due in later years to reduce regular tax to the amount of alternative minimum tax payable in those years. The alternative minimum tax applicable to tax years after 1986 is significantly broader in scope than the pre-1986 minimum tax and substantially increases the likelihood that banks and savings institutions will have to pay alternative minimum tax.

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

       The following table, entitled The Rate Sensitivity Balance Sheet, summarizes the Bank's asset and liability balances as of December 31, 1996 which, due to the rate adjustments for principal prepayments and amortization and maturities, are expected to reprice within the specified time frame. The Investment Portfolio total on The Rate Sensitivity Balance Sheet differs from the total on the subsequent table entitled Maturity Distribution of Investment Securities because the FASB 115 adjustment, the FRB stock and the Federal Home Loan Bank of Atlanta stock alters the totals with the rate sensitivity calculation. The Rate Sensitivity Balance Sheet on the following page is for the Bank.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                        THE RATE-SENSITIVE BALANCE SHEET
                    WITH 10% CALCULATION FOR RETURN ON EQUITY
        WITH DEPOSITS SPREAD BY BUCKET STRUCTURE OF IRR SUPERVISORY MODEL


                                                REVOLVES        1-90 DAYS        90-180 DAYS        181-365 DAYS         1-3 YEARS
                                                --------        ---------        -----------        ------------         ---------
Investment Portfolio                                   0        1,000,703          1,500,257           4,489,509         8,099,215
Loans                                         17,506,912        2,906,738          2,850,769           6,835,469        20,058,310
Loan Loss Reserve                               -279,803         -100,000           -100,000            -100,000          -100,000
FF Sold/Interest Bearing Deposits              1,549,792                0                  0                   0                 0
Cash & Due From                                        0                0                  0                   0                 0
All Other Assets                                       0                0                  0                   0                 0
TOTAL                                         18,776,901        3,807,441          4,251,026          11,224,978        28,057,525
                                              ==========        =========          =========          ==========        ==========

Demand Deposits                                        0                0                  0                   0                 0
Regular Savings                                4,463,510        1,000,000          1,000,000           1,000,000         5,000,000
NOW                                              376,751        1,250,000          1,250,000           1,250,000         1,250,000
Money Market Deposits Accounts                 1,080,125        1,000,000          2,000,000           3,000,000         2,000,000
Certificates of Deposit                                0       16,962,292          1,232,202           5,177,128        22,015,585
Reverse Repurchase                                     0                0                  0                   0                 0
Federal Funds Purchased                                0                0                  0                   0                 0
Repurchase Agreements                          2,661,774                0                  0                   0                 0
Other Borrowed Money                                   0            9,000                  0              42,200           115,550
Mortgage Indebtedness                                  0                0                  0                   0                 0
Other Liabilities                                      0                0                  0                   0                 0
Capital Notes                                          0                0                  0                   0                 0
Equity                                                 0                0                  0                   0                 0
                                               ---------       ----------          ---------          ----------        ----------
TOTAL LIABILITIES & EQUITY                     8,582,160       20,221,292          5,482,202          10,469,328        30,381,135
                                               =========       ==========          =========          ==========        ==========

GAP                                           10,194,741      -16,413,851         -1,231,176             755,650        -2,323,610
GAP/Total Assets                                   8.94%          -14.39%             -1.08%               0.66%            -2.04%
Cumulative GAP                                10,194,741       -6,219,110         -7,450,286          -6,694,636        -9,018,246
Cumulative GAP/Total Assets                        8.94%           -5.45%             -6.53%              -5.87%            -7.91%


                                                   3-5 YEARS         ALL OTHER              TOTALS
                                                   ---------         ---------              ------
Investment Portfolio                               1,000,000           450,000          16,539,684
Loans                                             11,676,374        24,835,272          86,669,844
Loan Loss Reserve                                   -100,000          -100,000            -879,803
FF Sold/Interest Bearing Deposits                          0                 0           1,549,792
Cash & Due From                                            0         3,339,859           3,339,859
All Other Assets                                           0         6,840,948           6,840,948
                                                                     ---------           ---------
TOTAL                                             12,576,374        35,366,079         114,060,324
                                                  ==========        ==========         ===========

Demand Deposits                                            0        16,040,150          16,040,150
Regular Savings                                    6,000,000                 0          18,463,510
NOW                                                3,000,000                 0           8,376,751
Money Market Deposits Accounts                     2,000,000                 0          11,080,125
Certificates of Deposit                            1,748,162                 0          47,135,369
Reverse Repurchase                                         0                 0                   0
Federal Funds Purchased                                    0                 0                   0
Repurchase Agreements                                      0                 0           2,661,774
Other Borrowed Money                                 135,250           920,646           1,222,646
Mortgage Indebtedness                                      0           324,514             324,514
Other Liabilities                                          0           748,478             748,478
Capital Notes                                              0         5,000,000           5,000,000
Equity                                                     0         3,007,007           3,007,007
                                                   ---------         ---------           ---------
TOTAL LIABILITIES & EQUITY                        12,883,412        26,040,795         114,060,324
                                                  ==========        ==========         ===========

GAP                                                 -307,038         9,325,284
GAP/Total Assets                                      -0.27%             8.18%
Cumulative GAP                                    -9,325,284                 0
Cumulative GAP/Total Assets                           -8.18%

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

       Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would be more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At December 31, 1996, the Bank had a total risk based capital ratio (i.e., Tier One plus Tier Two capital) of 9.67% (10.87% for the Company on a consolidated basis). See
Item 1 - Business -- Supervision and Regulation.
         --------

       The Company stands ready to infuse additional capital into the Bank should it be warranted.

Impact of Inflation

       The financial statements and related financial data and notes presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company and the Bank are monetary in nature. As a result, interest rates have a more significant impact on the performance of the Company and the Bank than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies.

Legal Action

       Neither the Company nor the Bank are involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

Competition

       All areas of the Company's business are highly competitive. The Company faces heavy competition, both from local and national financial institutions and from various other providers of financial services. By industry standards, the Company relies heavily on large deposit customers. In the opinion of management, this factor is a result of its customer base and the local demographics. The Bank and the Company are adequately capitalized. For the year ended December 31, 1996, the Company saw an increase in total assets, total shareholders' equity and earnings. These are the result of a number of factors but principally the community acceptance of the branches of the Bank which opened in 1995 and 1996 and which have started to produce the desired results. In addition, improvement in the loan portfolio of the Bank and reallocation of the assets of the Bank into higher income producing loans, as compared to other investments like Federal funds sold, has benefited the Company. Earnings per share rose to $1.13 in 1996 from $0.84 in 1995. While the earnings still are not as high as in 1994, management believes that the investment in the new branches, when combined with the resolution of certain problem loans, bodes well for the future of the Bank and the Company.

                            Statistical Information

              CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE
           AND AVERAGE YIELDS EARNED AND RATES PAID -- 1996 and 1995
          (Dollars in thousands, yields on taxable equivalent basis)

                                   ----------------------------------------------------------------------------------------------
                                                         1996                                              1995
                                   ----------------------------------------------------------------------------------------------
                                       AVERAGE                                          AVERAGE
                                       BALANCES         INCOME          YIELD           BALANCES         INCOME           YIELD
             ASSETS                      (1)             (1)            RATES              (1)             (1)            RATES
---------------------------------------------------------------------------------------------------------------------------------
Loans                                  $75,334          $7,051          9.36%            $65,180         $6,218           9.54%
---------------------------------------------------------------------------------------------------------------------------------
Investment Securities                  $17,978          $1,120          6.21%            $14,981           $979           6.53%
---------------------------------------------------------------------------------------------------------------------------------
Funds Sold                              $4,855            $258          5.31%             $2,971           $171           5.76%
---------------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Deposits               $1,500             $32          2.20%             $1,174            $52           4.43%
---------------------------------------------------------------------------------------------------------------------------------
Other Short-Term Investments               -0-             -0-            -0-                -0-            -0-             -0-
---------------------------------------------------------------------------------------------------------------------------------
      TOTAL EARNING ASSETS             $99,667          $8,461          8.49%            $84,306         $7,419           8.80%
---------------------------------------------------------------------------------------------------------------------------------
Cash                                    $2,913             N/A            N/A             $1,849            N/A             N/A
---------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment                  $3,611             N/A            N/A             $2,448            N/A             N/A
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses               ($880)             N/A            N/A             ($748)            N/A             N/A
---------------------------------------------------------------------------------------------------------------------------------
Other Assets                            $3,298             N/A            N/A             $1,948            N/A             N/A
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                $108,609             N/A            N/A            $89,803            N/A             N/A
---------------------------------------------------------------------------------------------------------------------------------

                                                     1996                                               1995
                               ---------------------------------------------------------------------------------------------------
       LIABILITIES AND            AVERAGE                                           AVERAGE
        SHAREHOLDER'S             BALANCES                           YIELD          BALANCES                             YIELD
           EQUITY                   (1)            EXPENSES          RATES             (1)             EXPENSES          RATES
----------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Deposits:
----------------------------------------------------------------------------------------------------------------------------------
  NOW Accounts                      $7,565             $162          2.14%             $6,051              $168           2.79%
----------------------------------------------------------------------------------------------------------------------------------
  Savings                          $15,088             $632          4.19%            $14,335              $580           4.05%
----------------------------------------------------------------------------------------------------------------------------------
  Money Market                     $14,953             $497          3.32%            $12,823              $495           3.86%
----------------------------------------------------------------------------------------------------------------------------------
  Certificates of Deposits         $45,799           $2,662          5.81%            $33,172            $2,018           6.08%
----------------------------------------------------------------------------------------------------------------------------------
  Other Time                           -0-              N/A            N/A                -0-               N/A             N/A
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-
      BEARING DEPOSITS             $83,405           $3,953          4.74%            $66,381            $3,261           4.91%
----------------------------------------------------------------------------------------------------------------------------------
Funds Purchased                        $27               $2          7.41%               $202               $14           6.93%
----------------------------------------------------------------------------------------------------------------------------------
Other Short-Term                    $1,978             $105          5.31%             $2,812              $168           5.97%
Borrowings
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                      $1,258              $96          7.63%             $2,940              $209           7.11%
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-              $3,263             $203          6.22%             $5,954              $391           6.57%
     BEARING LIABILITIES
----------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                    $12,314              N/A            N/A             $9,234               N/A             N/A
----------------------------------------------------------------------------------------------------------------------------------
Other Liabilities                     $769              N/A            N/A               $620               N/A             N/A
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                $8,858              N/A            N/A             $7,614               N/A             N/A
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES           $108,609              N/A            N/A            $89,803               N/A             N/A
      AND SHAREHOLDERS'
           EQUITY
----------------------------------------------------------------------------------------------------------------------------------

                                                          1996             1995             1994             1993            1992
                                                        --------------------------------------------------------------------------
Interest Rate Spread                                      3.75%            3.89%            3.87%            3.94%           3.90%
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (in thousands)                       $4,306           $3,767           $3,414           $2,971          $2,776
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin (2)                                   4.18%            4.47%            4.26%            4.24%           4.64%
----------------------------------------------------------------------------------------------------------------------------------

(1) Calculations were based on average balances for asset and liability accounts and actual year end income and expense totals, causing some distortion in yield verses rates actually earned on interest earning assets and paid on interest bearing liabilities.

(2)      Net interest income divided by total earning assets.

                MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                    December 31, 1996 and December 31, 1995
                            (Dollars in thousands)

                                                    -------------------------------------------------------------------------
                                                                 1996                                 1995
                                                    -------------------------------------------------------------------------
                                                                         WEIGHTED                             WEIGHTED
                                                       CARRYING           AVERAGE           CARRYING          AVERAGE
                                                         VALUE            YIELD*             VALUE             YIELD*
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Other U.S. Government
Agencies and Corporations:
-----------------------------------------------------------------------------------------------------------------------------
  Due In One Year Or Less                                $7,036           6.50%             $5,544             6.14%
-----------------------------------------------------------------------------------------------------------------------------
  Due After One Year Through Five                         8,928           5.87%              9,108             6.52%
  Years
-----------------------------------------------------------------------------------------------------------------------------
  Due After Five Years Through                              -0-             -0-                -0-               -0-
  Ten Years
-----------------------------------------------------------------------------------------------------------------------------
  Due After Ten Years                                       -0-             -0-                -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
                      TOTAL                             $15,964           6.24%            $16,652             6.38%
-----------------------------------------------------------------------------------------------------------------------------
States and Political Subdivisions:
------------------------------------------------------------------------------------------------------------------------------
  Due In One Year Or Less                                   -0-             -0-                -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
  Due After One Year Through Five Years                     190            4.05%               190             4.05%
-----------------------------------------------------------------------------------------------------------------------------
  Due After Five Years Through Ten Years                    -0-              -0-               -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
  Due After Ten Years                                       -0-              -0-               -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
Other Securities                                            -0-              -0-               -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
           TOTAL INVESTMENT SECURITIES                  $16,154            6.21%           $16,842             6.35%
-----------------------------------------------------------------------------------------------------------------------------

* Weighted average yields are calculated on the basis of the carrying value of the security.

                       LOAN PORTFOLIO BY TYPES OF LOANS
                                (In thousands)

                                  ----------------------------------------------
                                     DECEMBER 31,                DECEMBER 31,
                                         1996                        1995
--------------------------------------------------------------------------------
Commercial:
--------------------------------------------------------------------------------
 Secured                               $10,461                      $7,695
--------------------------------------------------------------------------------
 Unsecured                               3,989                       2,681
--------------------------------------------------------------------------------
Real Estate:
--------------------------------------------------------------------------------
 Construction                           15,634                       5,231
--------------------------------------------------------------------------------
 Mortgage                               54,291                      50,116
--------------------------------------------------------------------------------
 Credit Card                               -0-                         -0-
--------------------------------------------------------------------------------
 Other Consumer Loans                    3,393                       2,009
--------------------------------------------------------------------------------
 Lease Financing                           -0-                         -0-
--------------------------------------------------------------------------------
           TOTAL LOANS                 $87,768                     $67,732
--------------------------------------------------------------------------------


             LOAN MATURITY AND INTEREST RATE SENSITIVITY ANALYSIS
                               December 31, 1996
                                (In thousands)


                                      ---------------------------------------------------------------------------
                                                          REMAINING MATURITIES OF LOANS
                                      ---------------------------------------------------------------------------
LOAN MATURITY (1)                        TOTAL             1 YEAR               WITHIN             AFTER 5
                                                                              1-5 YEARS             YEARS
-----------------------------------------------------------------------------------------------------------------
Commercial, Financial and               $14,450            $9,161                $4,741              $548
Agricultural
-----------------------------------------------------------------------------------------------------------------
Real Estate                              69,925            19,688                26,092            24,145
-----------------------------------------------------------------------------------------------------------------
Other                                     3,393             1,858                 1,205               330
-----------------------------------------------------------------------------------------------------------------
                    TOTAL               $87,768           $30,707               $32,038           $25,023
-----------------------------------------------------------------------------------------------------------------

(1)      Based upon scheduled principal payments.


                                                    -------------------------------------------------------------------------
                                                                             REMAINING MATURITIES OF LOANS
                                                    -------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                              TOTAL             1 YEAR               WITHIN            AFTER 5
                                                                                            1-5 YEARS            YEARS
-----------------------------------------------------------------------------------------------------------------------------
Loans With:
-----------------------------------------------------------------------------------------------------------------------------
  Predetermined Interest Rates                        $24,024             $7,043              $12,626            $4,355
-----------------------------------------------------------------------------------------------------------------------------
  Floating or Adjustable                               63,744             23,803               19,109            20,832
   Interest  Rates
-----------------------------------------------------------------------------------------------------------------------------
                     TOTAL                            $87,768            $30,846              $31,735           $25,187
-----------------------------------------------------------------------------------------------------------------------------

Rate/Volume Information

         The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. Information is provided on changes attributable to (i) changes in volume (change in volume multiplied by old rate) and (ii) changes in rates (change in rate multiplied by old volume). For purposes of this table, changes attributable to both volume and rate which cannot be segregated have been allocated proportionately to volume and to rate.


                                 --------------------------------------------------------------------------------------------
                                      YE December 31, 1996 vs. 1995                   YE December 31, 1995 vs. 1994
                                        Increase (Decrease) Due To                     Increase (Decrease) Due to
                                 --------------------------------------------------------------------------------------------
          Final                    Volume           Rate           Total           Volume            Rate         Total
=============================================================================================================================
Interest Income
---------------
-----------------------------------------------------------------------------------------------------------------------------
  Loans                              $948          $(115)           $833             $676            $750        $1,426
-----------------------------------------------------------------------------------------------------------------------------
  Investments                        $184           $(43)           $141             $(99)           $65           $(34)
-----------------------------------------------------------------------------------------------------------------------------
  Fed Funds Sold                      $99           $(12)            $87             $(15)           $54            $39
-----------------------------------------------------------------------------------------------------------------------------
  Interest Bearing Deposits           $12           $(32)           $(20)            $(66)           $13           $(53)
-----------------------------------------------------------------------------------------------------------------------------
Total Earning Assets               $1,243          $(202)         $1,041             $496           $882         $1,378
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Interest Expenses
-----------------
-----------------------------------------------------------------------------------------------------------------------------
  Deposits                            $802         $(110)           $692             $137           $829           $966
-----------------------------------------------------------------------------------------------------------------------------
  Borrowings                         $(168)         $(20)         $(188)              $19            $40            $59
-----------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing                $634         $(130)          $504              $156           $869         $1,025
Liabilities
-----------------------------------------------------------------------------------------------------------------------------

Non-performing Assets and Loans Past Due 90 Days or More

         The following table summarizes the Company's non-accrual and past due loans as of December 31 for each year indicated. A common presentation for non-performing assets and loans past due 90 days or more is as follows:

                                          -------------------------------------------------------------
                                                                DECEMBER 31
                                          -------------------------------------------------------------
                                                    1996                1995               1994
-------------------------------------------------------------------------------------------------------
Non-accrual Loans                                $1,159,868          $2,182,812         $2,355,375
-------------------------------------------------------------------------------------------------------
Accruing Loans Past Due 90
Days or More                                            -0-                 -0-                -0-
-------------------------------------------------------------------------------------------------------
Troubled Debt Restructurings                        $11,880             $55,532           $545,526
-------------------------------------------------------------------------------------------------------

If interest due on all non-accrual loans had been accrued at the original contract rates, interest income would have been approximately $114,017 greater for 1994, approximately $203,476 greater for 1995, and approximately $28,536 greater for 1996.

Potential Problem Loans

         On December 31, 1996, the Bank had non-accrual loans totaling $1,159,868, a reduction of $1,022,944 from the 1995 year-end total of $2,182,812, and a reduction of $1,195,507 from the 1994 year-end total of $2,355,375. Of the 1996 amount, two Small Business Administration ("SBA") loans totaling $486,762 are also secured by their first or second mortgages. There are three additional loans secured by first and second mortgages totaling $217,423, and there are four unsecured loans totaling $435,159. Installment credit loans that are non-accrual total $20,524.

         At year-end 1996, there were 11 loans on non-accrual, including two SBA loans. The largest non-accrual credit in the amount of $354,213 is an SBA loan which is also secured by a first mortgage on commercial property in downtown Orlando. The second SBA loan in the amount of $132,549 is collateralized by a second mortgage on property in Orlando and a first mortgage on a residential lot in New York State. Upon the sale of these properties, it is felt that the Bank will incur no principal loss.

         One installment loan in the amount of $17,596 secured by a vehicle has since been paid current. A second installment loan in the amount of $2,928 continues to run past due, but it is felt that with a work-out agreement this loan will be paid in full.

         The largest unsecured loan in the amount of $350,000 has since been reduced to $315,000 and brought current on both principal and interest. A second unsecured loan in the amount of $54,816 is now only one month past due with $2,000 monthly principal payments being maintained. The third unsecured credit in the amount of $15,240 has since been brought current. The final unsecured credit in the amount of $15,103 is anticipated to be brought current within 90 days.

         One of the first mortgage loans in the amount of $45,722 has been paid off. A second loan is a home equity line of credit in the amount of $124,834. The foreclosure process has been commenced; however, it is felt that this loan will be paid in full before the Bank takes possession of this house. The last mortgage is a first mortgage in the amount of $46,867. It is felt that the foreclosure process will be completed and that the Bank will take possession of this house.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                             -------------------------------------------------------------------------------------------------
                                                      1996                                         1995
------------------------------------------------------------------------------------------------------------------------------
                                                           PERCENT
                                                                OF                                     PERCENT OF
                                                           ESTIMATED                                   ESTIMATED
                                                            LOANS IN                                   LOANS IN
                                                              EACH                                       EACH
          BALANCE AT                                        CATEGORY                                   CATEGORY
         DECEMBER 31,                                       TO TOTAL                                   TO TOTAL
        APPLICABLE TO                 AMOUNT                 LOANS                AMOUNT                 LOANS
------------------------------------------------------------------------------------------------------------------------------
Commercial                             $310,731                16.46%               $359,857               15.32%
------------------------------------------------------------------------------------------------------------------------------
Real Estate                             532,682                79.67%                471,242               81.71%
------------------------------------------------------------------------------------------------------------------------------
Consumer                                 44,390                 3.87%                 25,704                2.97%
------------------------------------------------------------------------------------------------------------------------------
         ACTUAL TOTAL                  $887,803               100.00%               $856,803              100.00%
------------------------------------------------------------------------------------------------------------------------------

         In general, the Bank calculates its Loan Loss Reserve by allocating historical loss percentages of all criticized and classified loans, as well as delinquent and non-accrual credits. The historical loss percentages are calculated on a moving three (3) year weighted average by loan category, i.e.,
                                                                         ----
real estate, commercial, or installment. For large real estate credits, a percentage discount is applied to current appraised values to determine potential loss exposure. For the unallocated portion of the loan portfolio, the methodology applies to various percentage allocations based on the quality of liquidity of collateral, i.e., certificate of deposit, secured loans versus
                         ----
unsecured loans.

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

         In accordance with SFAS No. 114 as amended by SFAS No. 118, the Company records impairment in the value of its loans as an addition to the allowance for loan losses. Any changes in the value of impaired loans due to the passage of time or revisions in estimates are reported as adjustments to provision expense in the same manner in which impairment initially was recognized. Adoption of SFAS No. 114 as amended by SFAS No. 118 had no impact on the level of the overall allowance for loan losses or on operating results, and does not affect the Company's policies regarding write-offs, recoveries or income recognition. Chargeoffs by loan type are illustrated in the consolidated financial statements at Footnote (4).

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                COMPOSITION OF DEPOSITS FOR 1996, 1995 and 1994
                            (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                  1996                                    1995                                    1994
------------------------------------------------------------------------------------------------------------------------------------

                                             AVERAGE
                                  % OF        RATE                        % OF        AVERAGE                     % OF    AVERAGE
                  AVERAGES        TOTAL       PAID        AVERAGES        TOTAL      RATE PAID      AVERAGES      TOTAL  RATE PAID
------------------------------------------------------------------------------------------------------------------------------------


Demand            $12,314       12.88%          -0-        $9,234       12.21%            -0-        $8,245     11.60%         -0-
------------------------------------------------------------------------------------------------------------------------------------

NOW                $7,565        7.90%       2.00%          6,051        8.00%          2.79%         6,103      8.60%       2.75%
------------------------------------------------------------------------------------------------------------------------------------

Savings           $15,088       15.76%       4.00%         14,335       18.96%          4.05%        19,554     27.52%       4.00%
------------------------------------------------------------------------------------------------------------------------------------

Money
Market            $14,953       15.62%       2.75%         12,823       16.96%          3.86%        14,393     20.26%       3.50%
------------------------------------------------------------------------------------------------------------------------------------

Certificate
of Deposit        $45,799       47.84%       4.41%         33,172       43.87%          6.08%        22,757     32.02%       4.75%
------------------------------------------------------------------------------------------------------------------------------------

    TOTAL         $95,719      100.00%       3.90%        $75,615      100.00%          4.31%       $71,052    100.00%       3.57%
------------------------------------------------------------------------------------------------------------------------------------



                    MATURITY OF CDS AND OTHER TIME DEPOSITS
                        IN AMOUNTS OF $100,000 OR MORE
                               December 31, 1996
                                (In thousands)

--------------------------------------------------------------------------------
  MONTHS TO                    CD'S          DOMESTIC       OTHER TIME
  MATURITY                                   DEPOSITS          TOTAL
--------------------------------------------------------------------------------
3 Or less                     $19,977             -0-          $19,977
--------------------------------------------------------------------------------
Over 3 through 6                4,550             -0-            4,550
--------------------------------------------------------------------------------
Over 6 through 12               2,495             -0-            2,495
--------------------------------------------------------------------------------
Over 12                         1,425             -0-            1,425
--------------------------------------------------------------------------------
      TOTAL                   $28,447             -0-          $28,447
--------------------------------------------------------------------------------

Impact of Recent Accounting Pronouncements

         SFAS No. 121

                  In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell, except for assets that are covered by APB Opinion No. 30 which will continue to be reported at the lower of the carrying amount or net realizable value. This Statement is effective for financial statements with fiscal years beginning after December 15, 1995. The Company has determined that FAS 121 had no impact in 1996.

         SFAS No. 122

                  In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. This Statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance for each impaired stratum. This Statement is applied prospectively in fiscal years beginning after December 15, 1995. The Company has determined that FAS 122 is not applicable in 1996 as the bank does not engage in this activity.

         SFAS No. 125

                  In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

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

                  This Statement will be adopted in 1997.

Item 8.           Consolidated Financial Statements and Supplementary Data
                  --------------------------------------------------------

         The required financial information begins on the following page.

                         Independent Auditors' Report
                         ----------------------------

The Board of Directors
Commerce National Corporation
   and Subsidiary:

We have audited the accompanying consolidated balance sheets of Commerce National Corporation and subsidiary as of December 31, 1996 and 1995, the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce National Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/  KPMG Peat Marwick LLP

February 5, 1997

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995

                  Assets                                                               1996               1995
                  ------                                                               ----               ----
Cash and due from banks (note 2)                                               $        3,389,652          3,897,057
Federal funds sold                                                                      1,500,000          8,000,000
Investment securities available for sale (note 3)                                      15,964,395         12,136,418
Investment securities held to maturity (estimated market
   value of $191,310 and $2,714,950 in 1996 and 1995,
   respectively) (note 3)                                                                 190,000          2,705,957
Loans, less allowance for loan losses of $887,803
   for 1996 and $856,803 for 1995 (note 4)                                             86,532,988         66,648,785
Accrued interest receivable                                                               723,329            632,936
Premises and equipment, net (note 5)                                                    3,501,875          3,486,488
Other real estate owned                                                                 1,018,405            802,145
Federal Reserve Bank stock, at cost                                                       150,000            150,000
Federal Home Loan Bank stock, at cost                                                     300,000            407,200
Deferred income taxes, net (note 10)                                                      242,217            178,000
Prepaid expenses and other assets                                                         114,298            149,401
Executive supplemental income plan - cash surrender value
   life insurance policies (note 18)                                                    1,238,809          1,171,100




                                                                                       ----------         ----------
         Total assets                                                          $      114,865,968        100,365,487
                                                                                      ===========        ===========

See accompanying notes to consolidated financial statements.

          Liabilities and Shareholders' Equity                                              1996               1995
          ------------------------------------                                              ----               ----
Deposits (note 7):
     Noninterest bearing                                                           $      15,988,515        13,285,944
     Interest bearing                                                                     85,055,755        76,056,835
                                                                                          ----------        ----------

                Total deposits                                                           101,044,270        89,342,779

Federal Home Loan Bank advances (note 8)                                                   1,222,647         1,266,095
Other borrowed funds (note 9)                                                              2,986,288         1,394,944
Accrued interest payable                                                                     136,276           206,031
Accounts payable and other liabilities                                                       248,067           221,664
                                                                                             -------           -------

              Total liabilities                                                          105,637,548        92,431,513
                                                                                         -----------        ----------



Shareholders' equity (notes 11, 13, 14 and 15):
     Common stock, $.10 par value per share. Authorized
        1,000,000 shares; 617,584 and 545,365 shares issued,
        595,784 and 523,565 shares outstanding at December 31,
        1996 and 1995                                                                         61,759            54,537
     Additional paid-in capital                                                            6,065,310         5,350,342
     Retained earnings                                                                     3,269,630         2,621,294
     Treasury stock, at cost (21,800 shares at December 31, 1996
        and 1995)                                                                           (208,640)         (208,640)
     Unrealized gain on investment securities available for
        sale, net                                                                             40,361           116,441
                                                                                              ------           -------

                Total shareholders' equity                                                 9,228,420         7,933,974

Commitments and contingencies (note 18)

                                                                                          ----------        ----------
                Total liabilities and shareholders' equity                         $     114,865,968       100,365,487
                                                                                         ===========       ===========

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Operations

    For each of the years in the three-year period ended December 31, 1996

                                                                            1996              1995             1994
                                                                            ----              ----             ----
Interest income:
     Loans                                                            $    7,051,323        6,217,599         4,782,060
     Investment securities held to maturity and
         investments securities available for sale                         1,119,534          979,436           983,101
     Federal funds sold                                                      257,766          170,917           132,464
     Other                                                                    32,540           51,255           143,604
                                                                              ------           ------           -------

            Total interest income                                          8,461,163        7,419,207         6,041,229
Interest expense:
     Deposits and other borrowed money (note 7)                            4,155,519        3,651,880         2,627,239
                                                                           ---------        ---------         ---------

            Net interest income                                            4,305,644        3,767,327         3,413,990
Provision for loan losses (note 4)                                            90,000          175,000            50,000
                                                                              ------          -------            ------

            Net interest income after provision
                for loan losses                                            4,215,644        3,592,327         3,363,990
                                                                           ---------        ---------         ---------

Other income, primarily customer service fees                                707,363          491,519           429,621
                                                                             -------          -------           -------

Other expenses:

     Salaries and benefits                                                 1,834,204        1,491,707         1,197,881
     Occupancy expense                                                       777,524          491,882           398,621
     Advertising and public relations                                         92,639          102,766            86,915
     Legal and professional fees                                             212,527          223,464           174,800
     Stationery and printing supplies                                        111,562          128,055            58,825
     Data processing expense                                                 160,483          129,363           102,036
     Insurance                                                                52,546          110,720           189,052
     Other expenses                                                          696,812          606,924           417,272
                                                                             -------          -------           -------

                                                                           3,938,297        3,284,881         2,625,402
                                                                           ---------        ---------         ---------

            Net operating income                                             984,710          798,965         1,168,209

     Income tax expense (note 10)                                            336,374          326,000           444,000
                                                                             -------          -------           -------

            Net income                                                $      648,336          472,965           724,209
                                                                             =======          =======           =======

Earnings per common and common equivalent
     share (note 21)                                                  $         1.13              .84              1.26
                                                                                ====              ===              ====

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                          Consolidated Statements of
                 Shareholders' Equity For each of the years in the three-year period ended December 31, 1996

                                                                                             Unrealized
                                                                                           gain (loss) on
                                                                                             investment
                                                                 Additional                  securities      Treasury     Total
                                                   Common         paid-in        Retained     available        stock,  shareholders'
                                                    stock         capital        earnings    for sale, net    at cost    equity
                                                    -----         -------        --------    -------------    -------    ------
Balances, December 31, 1993                         $ 54,537      5,350,342      1,424,120       46,327      (208,640)    6,666,686

Net income                                               -            -            724,209          -             -         724,209

Changes in unrealized (loss) on investment
     securities available for sale, net                  -            -              -          (170,296)         -        (170,296)

                                                      ------        -------        -------       -------      -------       -------
Balances, December 31, 1994                           54,537      5,350,342      2,148,329      (123,969)    (208,640)    7,220,599

Net income                                               -            -            472,965          -             -         472,965

Changes in unrealized gain (loss) on investment
     securities available for sale, net                  -            -              -           240,410          -         240,410
                                                      ------        -------        -------       -------      -------       -------
Balances, December 31, 1995                           54,537      5,350,342      2,621,294       116,441     (208,640)    7,933,974

Net income                                               -            -            648,336          -             -         648,336

Employee stock options exercised                       7,222        714,968          -              -             -         722,190

Changes in unrealized gain (loss) on investment
     securities available for sale, net                  -            -              -           (76,080)         -         (76,080)

                                                      ------        -------        -------       -------      -------       -------
Balances, December 31, 1996                         $ 61,759      6,065,310      3,269,630        40,361     (208,640)    9,228,420
                                                      ======      =========      =========        ======     =========    =========

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

    For each of the years in the three-year period ended December 31, 1996

                                                                                1996             1995            1994
                                                                                ----             ----            ----
Cash flows provided by operating activities:
   Net income                                                               $  648,336          472,965         724,209
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation of premises and equipment                                256,682          119,767          68,227
         Deferred income taxes                                                 (28,582)         (51,760)          9,000
         Net amortization of premiums and accretion of discounts
             on investment securities held to maturity and
             investment securities available for sale                          (23,973)          84,676         141,825
         Provision for loan losses                                              90,000          175,000          50,000
         Deferred loan origination fees                                        121,615           41,774          53,596
         Loss on sale of investment securities available for sale                -                 -              6,851
         Loss on sale of other real estate owned                                55,101            2,744          21,331
         Writedown to fair value on other real estate owned                     26,829           25,257           3,100
         Provision for other real estate owned                                   7,080             -                -
         Executive supplemental income plan - additional
             cash surrender value                                              (67,709)            -                -
         Cash provided by (used in) changes in:
             Accrued interest receivable                                       (90,393)          47,049        (121,260)
             Prepaid expenses and other assets                                  35,103          (60,143)         (9,919)
             Accrued interest payable                                          (69,755)         151,193         (12,374)
             Accounts payable and other liabilities                             26,403          (47,543)         12,066
                                                                                ------          -------          ------

                Net cash provided by operating activities                      986,737          960,979         946,652
                                                                               -------          -------         -------

                                                                                               (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                                                                            1996              1995            1994
                                                                            ----              ----            ----
Cash flows provided by (used in) investing activities:
   Loans (net of collections)                                              (20,802,136)      (5,795,836)     (9,696,490)
   Purchases of investment securities available for sale                    (7,899,762)      (5,489,677)     (9,498,545)
   Proceeds from sale of investment securities available for sale                 -                -          2,455,865
   Proceeds from maturity of investment securities held to
      maturity                                                               2,500,000        6,000,000            -
   Proceeds from maturity of investment securities available
      for sale                                                               3,000,000        1,500,000       5,000,000
   Proceeds from callable investment securities available for sale           1,000,000             -               -
   Purchase of cash surrender value life insurance policies to fund
      executive supplemental income                                               -          (1,171,100)           -
   Purchase of Federal Home Loan Bank stock                                       -                -            (90,000)
   Proceeds from sale of Federal Home Loan Bank stock                          107,200          165,900            -
   Purchase of Federal Reserve Bank stock                                         -              (7,500)           -
   Purchase of premises and equipment                                         (272,069)      (1,990,725)       (927,005)
   Proceeds from the sale of other real estate owned                           401,048          129,348         163,524
                                                                               -------          -------         -------

                Net cash used in investing activities                      (21,965,719)      (6,659,590)    (12,592,651)
                                                                           -----------       ----------     -----------

Cash flows provided by financing activities:
   Net increase in demand deposits, NOW accounts and passbook
      savings accounts                                                       7,906,958          871,508       5,628,901
   Net increase (decrease) in certificates of deposit                        3,794,533       26,435,789      (9,578,374)
   Federal funds purchased                                                        -          (1,500,000)      1,500,000
   Decrease (increase) in federal funds sold                                 6,500,000       (8,000,000)           -
   Principal repayments on mortgage notes payable                              (23,917)         (22,097)        (12,653)
   Increase (decrease) in other borrowed funds                               1,615,261       (7,123,056)      8,099,569
   Proceeds from borrowings from the Florida Home Loan Bank                       -                -            172,064
   Principal payments on Federal Home Loan Bank borrowings                     (43,448)      (2,916,659)           -
   Proceeds from employee stock options exercised                              722,190             -               -
                                                                               -------       ----------         -------

                Net cash provided by financing activities                   20,471,577        7,745,485       5,809,507
                                                                            ----------        ---------       ---------
                Net increase (decrease) in cash and cash
                   equivalents                                                (507,405)       2,046,874      (5,836,492)

Cash and cash equivalents at the beginning of the year                       3,897,057        1,850,183       7,686,675
                                                                             ---------        ---------       ---------

Cash and cash equivalents at the end of the year                           $ 3,389,652        3,897,057       1,850,183
                                                                             =========        =========       =========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                                                                              1996              1995            1994
                                                                              ----              ----            ----
Cash paid during the year for:
   Interest                                                             $    4,225,274        3,500,687       2,639,613
                                                                             =========        =========       =========

   Taxes                                                                $      353,685          411,389         420,098
                                                                               =======          =======         =======

Supplemental disclosures of non-cash transactions:
   Transfer of loans to other real estate owned                         $      706,318           48,857         270,945
                                                                               =======           ======         =======

   Market value adjustment - investment securities available for sale:
         Market value adjustment - investments                                  64,711          176,426        (187,832)
         Deferred income tax liability (asset)                                  24,350           59,985         (63,863)
                                                                                ------           ------         --------

                Unrealized gain (loss) on investments
                     available for sale, net                            $       40,361          116,441        (123,969)
                                                                                ======          =======        =========

During 1995, the Company reclassified $150,000 in land held for bank premises to other real estate owned.

During 1994, the Company purchased land for a branch site. In connection with the purchases, $200,000 in other real estate owned was exchanged, and $383,181 in mortgage notes payable were assumed. In addition, the Company reclassified $300,000 in land held for bank premises to other real estate owned.

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1996

    (1)  Summary of Significant Accounting Policies

         The accounting and reporting policies of Commerce National Corporation and its subsidiary conform to generally accepted accounting principles and prevailing practices within the banking industry.

        (a)     Reporting Entity

                Commerce National Corporation (the "Company") is a bank holding company which owns National Bank of Commerce (the "Bank"). The Bank's primary market is Central Florida. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation.

        (b)     Principles of Consolidation

                The consolidated financial statements of the Company include the accounts of Commerce National Corporation and its wholly owned subsidiary, National Bank of Commerce. The operations of the Company consist primarily of the operations of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

        (c)     Cash Equivalents

                For purposes of the statement of cash flows, the Company considers cash and due from banks, noninterest bearing deposits in other banks with original maturities of three months or less and federal funds sold to be cash equivalents.

        (d) Investment Securities Held to Maturity and Investments Securities Available for Sale

                Investments to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included in shareholders' equity net of the effect of income taxes.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

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

     (e)     Loans

             Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balance reduced by any charge-offs or specific valuation accounts, net of any deferred fees on originated loans.

             Loan origination fees are capitalized and recognized in income over the contractual life of the loans, adjusted for estimated prepayments based on the Bank's historical prepayment experience.

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

                                                                 (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



     (f)     Allowance for Loan Losses

             The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio and commitments to extend credit, based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

             The Company records impairment in the value of its loans as an addition to the allowance for loan losses. Any changes in the value of impaired loans due to the passage of time or revisions in estimates are reported as adjustments to provision expense in the same manner in which impairment initially was recognized. The Company, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates all loans on a loan-by-loan basis. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. Impaired loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Impairment losses are included in the allowance for loan losses through a charge to the provisions for loan losses. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter. As a general rule, impaired loans are also on non-accrual status.

                                                                 (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



             Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination.

     (g)     Other Real Estate Owned

             Real estate acquired in the settlement of loans is initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) and carried at fair value less costs to dispose. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

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

     (i)     Income Taxes

             Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



     (j)     Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates include the allowances for loan loss, other real estate owned and the valuation for the deferred tax asset. Actual results could differ from these estimates.

(2)  Restrictions on Cash

     The Company is required to maintain reserve balances in accordance with Federal Reserve Bank requirements. At December 31, 1996 and 1995, these reserve balances were $483,000 and $214,049, respectively.

(3) Investment Securities Held to Maturity and Investment Securities Available for Sale

     The amortized cost and estimated market values of investment securities held to maturity and available for sale at December 31, 1996 and 1995 are as follows:

     Investment securities held to maturity:

                                                                    Gross            Gross           Estimated
                                                  Amortized      unrealized       unrealized           market
                                                    cost            gains            losses            value
                                                    ----            -----            ------            -----
       1996:
          Municipals                            $  190,000          1,310              -               191,310
                                                   =======          =====          =========           =======
       1995:
          U.S. Treasury securities               2,515,957          7,953              -             2,523,910
          Municipals                               190,000          1,040              -               191,040
                                                   -------          -----          ---------           -------

          Total                                 $2,705,957          8,993              -             2,714,950
                                                 =========          =====          =========         =========


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



         Investment securities available for sale:

                                                                        Gross              Gross          Estimated
                                                  Amortized          unrealized         unrealized          market
                                                    cost                gains              losses           value
                                                    ----                -----              ------           -----
         1996:
           U.S. Treasury securities              $15,899,684           80,830              16,119         15,964,395
                                                  ==========           ======              ======         ==========

         1995:
           U.S. Treasury securities              $11,959,992          176,426                 -           12,136,418
                                                  ==========          =======             ========        ==========

         The amortized cost and estimated market value of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Amortized               Estimated
                                                                               cost                 market value
                                                                               ----                 ------------
    Investment securities held to maturity:
           Due after one year through five years                           $     190,000                 191,310
                                                                                 =======                 =======

         Investment securities available for sale:
            Due within one year                                                6,990,468                7,035,640
            Due after one year through five years                              8,909,216                8,928,755
                                                                               ---------                ---------

                                                                           $  15,899,684               15,964,395
                                                                              ==========               ==========

         At December 31, 1996 and 1995 investment securities with a book value of $498,361 and $499,076 were pledged to collateralize the treasury tax and loan account, respectively.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



(4)  Loans

     Major categories of loans included in the loan portfolio at December 31, 1996 and 1995 are:

                                                                                          1996               1995
                                                                                          ----               ----
        Commercial - secured                                                        $  10,461,047          7,695,479
        Commercial - unsecured                                                          3,988,842          2,681,485
        Real estate, primarily commercial                                              69,924,987         55,345,499
        Other (installments and overdrafts)                                             3,393,462          2,009,057
                                                                                        ---------          ---------

                                                                                       87,768,338         67,731,520
        Less:
          Allowance for loan losses                                                      (887,803)          (856,803)
          Deferred loan origination fees, net                                            (347,547)          (225,932)
                                                                                         --------           --------

                Net loans                                                           $  86,532,988         66,648,785
                                                                                       ==========         ==========

     Certain principal shareholders, directors and employees and their related interest were indebted to the Bank as summarized below:

                                                                                        1996                1995
                                                                                        ----                ----
        Balance, beginning of year                                                  $ 11,520,498          12,094,216
        Additional new loans                                                           5,739,232           2,733,732
        Repayments on outstanding loans                                               (4,541,873)         (3,307,450)
                                                                                      ----------          ----------

        Balance, end of year                                                        $ 12,717,857          11,520,498
                                                                                      ==========          ==========

     All such loans were made in the ordinary course of business. At December 31, 1996 and 1995, principal shareholders, directors and employees of the Company and their related interests had $3,564,217 and $3,541,783, respectively, available in lines of credit and commitments.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at December 31, 1996 and 1995 were $1,159,868 and $24,930 and $2,182,812 and $220,489, respectively. Those loans with a possible loss have a related reserve established. All other impaired loans are accounted for in the general allowance for loan loss. The average recorded investment in impaired loans during 1996 and 1995 was $1,671,340 and $1,216,334, respectively. Interest income recognized in impaired loans during 1996 and 1995 was $-0- and $36,793, respectively.

Changes in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                  1996             1995              1994
                                                                  ----             ----              ----
  Balance, beginning of year                                  $  856,803          657,569           710,455
  Provisions charged to operations                                90,000          175,000            50,000
  Charge offs:

       Real estate loans                                             -                -            (118,003)
       Installment loans                                          (2,129)          (1,450)           (1,299)
       Commercial loans                                         (101,387)         (61,449)          (20,365)
  Recoveries:

       Real estate loans                                             -                -               7,121
       Installment loans                                             -              1,073            13,611
       Commercial loans                                           44,516           86,060            16,049
                                                                  ------           ------            ------

  Balance, end of year                                        $  887,803          856,803           657,569
                                                                 =======          =======           =======

At December 31, 1996 and 1995, nonaccrual loans were $1,159,868 and $2,182,812, respectively. If interest due on all nonaccrual loans had been accrued at the original contract rates, estimated interest income would have been increased by $28,536 in 1996, $203,476 in 1995 and $114,017 in 1994.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



(5)  Premises and Equipment

     A summary of premises and equipment at December 31, 1996 and 1995 follows:

                                                            1996        1995
                                                            ----        ----
      Land and land improvements                        $ 1,499,971   1,497,206
      Furniture, fixtures and equipment                   1,552,975   1,357,067
      Bank buildings                                      1,137,669   1,137,669
      Leasehold improvements                                219,284     181,461
                                                            -------     -------

                                                          4,409,899   4,173,403

      Less accumulated depreciation                        (908,024)   (686,915)
                                                          ---------   ---------

                                                        $ 3,501,875   3,486,488
                                                          =========   =========

(6)  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for financial instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

       Cash and Cash Equivalents - The carrying amount of cash and cash equivalents represents fair value.

       Investments - The Company's investment securities available for sale and held to maturity represent investments in U.S. Government obligations, U.S. Government Agency securities, and state and political subdivisions. The Company's equity investments at year end represents stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. The stock is not publicly traded and the carrying amount was used to estimate the fair value. The fair value of the U.S. Government obligations and U.S. Government Agency obligations and state and local political subdivision portfolios was estimated based on quoted market prices.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



     Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for commercial real estate, commercial and consumer loans other than variable rate loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values of impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

     Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1996 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Federal Home Loan Bank Advances and Other Borrowings - Fair values of Federal Home Loan Bank advances and other borrowings are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the repurchase agreements approximate their fair value.

     Commitments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements



The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996.

                                                                     Carrying amount        Fair value
                                                                     ---------------        ----------
   Financial assets:
            Cash and due from banks and federal
                 funds sold                                         $    4,889,652           4,889,652
            Investment securities available for sale                    15,964,395          15,964,395
            Investment securities held to maturity                         190,000             191,310
            Loans (carrying amount less allowance
                 for loan losses of $877,803)                           86,532,988          86,502,039

   Financial liabilities:
            Deposits:
                 Without stated maturities                          $   53,908,902          53,908,902
                 With stated maturities                                 47,135,368          46,997,363
            Federal Home Loan Bank advances                              1,222,647           1,222,647
            Other borrowings                                             2,986,288           2,983,942

        Commitments:
            Letter of credit                                        $        -                 991,880
            Loan commitments                                                 -              46,992,675

The carrying amounts shown in the table are included in the consolidated balance sheet under the indicated captions.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

    (7)  Deposits

         A detail of deposits at December 31, 1996 and 1995 follows:


                                                                                           1996              1995
                                                                                           ----              ----
           Noninterest-bearing demand deposits                                    $      15,988,515       13,285,944
           Interest-bearing:
               NOW accounts                                                               8,376,751        6,803,359
               Money market                                                              11,080,125       13,295,200
               Savings accounts                                                          18,463,511       12,617,441
               Time accounts less than $100,000                                          18,588,378       19,458,793
               Time accounts greater than $100,000                                       28,546,990       23,882,042
                                                                                         ----------       ----------

                                                                                  $     101,044,270       89,342,779
                                                                                        ===========       ==========

         Included in interest-bearing deposits are certificates of deposit issued in amounts of $100,000 or more which have remaining maturities at December 31, 1996 and 1995 as follows:


                                                                                            1996             1995
                                                                                            ----             ----
           Three months or less                                                     $    19,976,908       13,117,216
           Three through twelve months                                                    7,044,986        9,948,335
           Over one year                                                                  1,425,096          816,491
                                                                                          ---------          -------

                                                                                    $    28,446,990       23,882,042
                                                                                         ==========       ==========


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

         A summary of interest expense on deposits and other borrowed money is as follows:


                                                                          1996             1995            1994
                                                                          ----             ----            ----

           Time deposits of $100,000 or greater                       $ 1,486,139        1,198,004        643,420
           Time deposits less than $100,000                             1,175,742          820,436        245,535
           Interest-bearing demand deposits                               658,742          662,806        622,872
           Savings deposits                                               631,850          579,570        783,095
           Interest on borrowings                                         203,046          391,064        332,317
                                                                          -------          -------        -------

           Interest on deposits and other borrowed
                money                                                 $ 4,155,519        3,651,880      2,627,239
                                                                        =========        =========      =========

         The Company had deposits from principal shareholders, directors and employees and their related interests of approximately $18,713,024 and $15,717,564 at December 31, 1996 and 1995, respectively. There were no brokered deposits outstanding at year end.

    (8)  Federal Home Loan Bank Advances

         Federal Home Loan Bank advances at December 31, 1996 and 1995, are summarized as follows:


                                                                                            1996            1995
                                                                                            ----            ----

          Advances from the Federal Home Loan Bank (interest rates ranging from
               5.8% to 8.18% and 4.62% to
               7.51% at December 31, 1996 and 1995, respectively)                       $ 1,222,647       1,266,095
                                                                                          =========       =========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

         Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by first mortgage loans in the amount of $2,687,557 and $3,889,126, respectively. Advances at December 31, 1996 have calendar-year maturity dates as follows:


                          1997                                                    $    45,100
                          1998                                                         51,000
                          1999                                                         54,950
                          2000                                                         59,850
                          2001                                                      1,011,747
                                                                                    ---------

                                                                                  $ 1,222,647
                                                                                    =========

    (9)  Other Borrowed Funds

         Other borrowed funds consist of the following:


                                                                                         December 31,
                                                            ----------------------------------------------------------------------
                                                                          1996                               1995
                                                            --------------------------------      ----------------------------
                                                                                 Weighted                           Weighted
                                                                                 average                             average
                                                               Amount             rate              Amount            rate
                                                               ------             ----              ------            ----
Short-term borrowings:
  Repurchase agreements secured by U.S.
      Treasury securities with market values
      of $2,759,428 and $1,046,842 as of
      December 31, 1996 and 1995,
      respectively, repurchase dates in
      January 1997 and 1996                                 $ 2,661,774           4.43%          $ 1,046,513          5.04%
                                                              ---------           ----             ---------          ----

           Total short-term borrowings                        2,661,774           4.43%            1,046,513          5.04%
                                                              ---------           ----             ---------          ----

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                                                                   December 31,
                                                               ----------------------------------------------------------
                                                                        1996                            1995
                                                               ---------------------------     --------------------------
                                                                            Weighted                             Weighted
                                                                             average                              average
                                                                  Amount       rate                Amount          rate
                                                                  ------       ----                ------          ----
        Long-term borrowings:
          Mortgage note payable with monthly
              installments of $2,000, including
              interest at 8%, maturing October
              2002 and secured by real estate with
              a book value of $400,000                            111,209       8.00%              125,525        8.00%

          Mortgage note payable with monthly
              installments of $650, including
              interest at 8%, maturing November 1999 and
              secured by real estate with a book value
              of $65,000                                           58,871       8.00%               61,832        8.00%

          Mortgage note payable with monthly
              installments of $1,607, including
              interest at 8%, maturing October 2009
              and secured by real estate with a book
              value of $375,000                                   154,434       8.00%              161,074        8.00%
                                                                  -------       -----              -------        -----

                   Total long-term borrowings                     324,514       8.00%              348,431        8.00%
                                                                  -------       -----              -------        -----

                   Total other borrowed money                  $2,986,288       4.82%           $1,394,944        5.78%
                                                                =========       =====            =========        =====

              Aggregate maturities on the mortgage notes payable at December 31, 1996 are as follows:

                  1997                                                            $       25,949
                  1998                                                                    28,121
                  1999                                                                    78,907
                  2000                                                                    28,940
                  2001                                                                    31,380
                  Thereafter                                                             131,216
                                                                                         -------

                                                                                   $     324,513
                                                                                         =======

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

         The Bank enters into sales of securities under agreements to repurchase. These fixed-coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remain in the asset accounts.

         The repurchase agreements were to repurchase the identical securities as those which were sold. Retail repurchase agreements averaged $1,641,167 and $1,777,941 during the years ended December 31, 1996 and 1995, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $4,128,051 and $2,936,245, respectively. Total interest expense paid on retail repurchase agreements for the years ending December 31, 1996, 1995 and 1994 was $78,318, $95,085 and
         $51,866, respectively.

         The Bank has available repurchase lines equal to the amount of all unpledged investment securities.

    (10) Income Taxes

         The provision for income taxes for 1996, 1995 and 1994 consists of the following:


                                                                       Current          Deferred            Total
                                                                       -------          --------            -----
           Year ended December 31, 1996:
                Federal                                              $  328,156          (25,825)          302,331
                State                                                    36,800           (2,757)           34,043
                                                                        -------          -------            ------

                                                                     $  364,956          (28,582)          336,374
                                                                        =======          =======           =======

           Year ended December 31, 1995:
                Federal                                                 336,000          (44,000)          292,000
                State                                                    41,760           (7,760)           34,000
                                                                        -------          -------            ------

                                                                     $  377,760          (51,760)          326,000
                                                                        =======          =======           =======

           Year ended December 31, 1994:
                Federal                                                 380,000            7,300           387,300
                State                                                    55,000            1,700            56,700
                                                                        -------            -----            ------

                                                                     $  435,000            9,000           444,000
                                                                        =======            =====           =======

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.


                                                                                        1996                1995
                                                                                        ----                ----
           Deferred tax assets:
                Loan receivable, due to allowance for loan losses                    $  289,693            259,108
                Executive supplemental income                                            45,642             24,900
                Other real estate owned allowance                                        22,778               -
                Other                                                                     9,455             21,063
                                                                                          -----             ------

                   Total deferred tax assets                                            367,568            305,071
                                                                                        -------            -------

           Deferred tax liabilities:
                Unrealized gain on investment securities available
                   for sale                                                              24,350             59,985
                Premises and equipment, due to differences in
                   depreciation methods and useful lives                                 56,099             37,671
                Investments, due to accretion                                            35,942             20,455
                FHLB stock dividend                                                       8,960              8,960
                                                                                          -----              -----

                   Total deferred tax liabilities                                       125,351            127,071
                                                                                        -------            -------

                   Net deferred tax asset                                            $  242,217            178,000
                                                                                        =======            =======


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

         The Company has recorded a deferred tax asset of $242,217 and $178,000 as of December 31, 1996 and 1995, respectively. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. No valuation allowance is required at December 31, 1996 and 1995.

         A reconciliation between the actual tax expense and the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 34% to earnings before income taxes) is as follows:

                                                                               1996             1995             1994
                                                                               ----             ----             ----
           "Expected" tax expense                                       $     334,801         271,648           397,191
           State income tax expense, net of federal
               benefit                                                         22,468          22,440            37,422
           Life insurance premiums on officers                                (21,243)         10,012              -
           Meals and entertainment and dues                                     7,620          13,000             9,101
           Tax exempt interest                                                 (2,616)         (2,100)           (2,616)
           Other                                                               (4,656)         11,000             2,902
                                                                               -------         ------             -----

                Actual tax expense                                      $     336,374         326,000           444,000
                                                                              =======         =======           =======

    (11) Shareholders' Equity

         At fiscal years ended December 31, 1996 and 1995, the Bank's balance in undivided profits was $3,269,630 and $2,621,294, respectively. The restrictions on dividend payments are imposed by the Bank's primary regulator, The Office of the Comptroller of the Currency (OCC).

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

    (12) Rent

         The following is a schedule of future minimum annual rentals under the noncancellable operating leases:


                  Year ended
                      1997                             $     442,182
                      1998                                   131,885
                                                             -------

                                                       $     574,067
                                                             =======

         Rent expense for the years ending December 31, 1996, 1995 and 1994 was $373,701, $285,144 and $266,956, respectively.

         The landlord of the Company's facilities is a partnership which is owned in part by certain of the Company's directors. This lease expires on January 1, 1998.

    (13) Employee Savings Plan

         The Company sponsors an employee savings plan which qualifies as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 20% of their pre-tax compensation. The Company makes contributions on a discretionary basis as approved by the Board of Directors. Participants vest immediately in their own contributions and after one year of service in contributions made by the Company. Employee savings plan expense for the years ending December 31, 1996, 1995 and 1994 was $31,000, $30,000 and $30,000, respectively.

                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

   (14) Regulatory Capital

        The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

        As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the institution's category.

                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

       The Bank's actual capital amounts and ratios are also presented in the table. If the holding company were included, amounts would be in excess of this amount.




                                                                                                  To be well capitalized
                                                                                                       under prompt
                                                                       For capital                   corrective action
                                            Actual                 adequacy purposes                     provisions
                                            ------                 -----------------                     ----------
                                      Amount         Ratio         Amount           Ratio        Amount           Ratio
                                      ------         -----         ------           -----        ------           -----
As of December 31, 1996:
   Total capital (to risk
      weighted assets)             $    8,888,306     9.67%      $   7,356,552     > 8.0%     $    9,195,690     > 10.0%
                                                                                   -                             -

   Tier I capital (to risk
      weighted assets)                  8,008,503     8.71%          3,678,276     > 4.0%          5,517,414    >   6.0%
                                                                                   -                            -

   Tier I capital (to average
      assets)                           8,008,503     7.00%          4,579,046     > 4.0%          5,723,807    >   5.0%
                                                                                   -                            -

As of December 31, 1995:
   Total capital (to risk
      weighted assets)                  8,245,031    11.37%          5,803,188     > 8.0%          7,253,985     > 10.0%
                                                                                   -                             -

   Tier I capital (to risk
      weighted assets)                  7,396,229    10.20%          2,901,594     > 4.0%          4,352,391   >    6.0%
                                                                                   -                           -

   Tier I capital (to average
      assets)                           7,396,229     7.30%          4,052,359     > 4.0%          5,065,448    >   5.0%
                                                                                   -                            -

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(15) Stock Option Plans

       Pursuant to the Company's stock option plans, each of the directors have been granted options to purchase 10,000 shares at $10 per share not to exceed a combined total of 130,000 shares. This exercise price was established at $10 to reflect the market price for the Bank's shares at the time the stock option plan was initially adopted in 1986. The options are exercisable from June 14, 1986 through December 31, 1997. Furthermore, pursuant to the Plan, there has been granted to the employees of the Company an incentive stock option to purchase 75,000 shares of common stock at $10 per share of which the President of the Company has the option to purchase 25,000 shares. The employee shares were exercisable from April 24, 1988 to April 24, 1996. At December 31, 1996 and 1995, the number of options vested and exercisable was 122,000 and 194,000, respectively. As of April 24, 1996, 72,219 shares were exercised at $10 per share.

       At December 31, 1996, the Company has one stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                        1996          1995          1994
                                                        ----          ----          ----

           Net income:
              As reported                           $  648,336       472,965       724,209
              Pro forma                                638,547       462,277       705,079

           Earnings per common and common
              equivalent share:
                As reported                               1.13           .84          1.26
                Pro forma                                 1.11           .83          1.23

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


The fair value of each option granted is estimated on the date of grant using an acceptable option-pricing model with the following weighted-average assumptions used for grants in 1996, 1995 and 1994, respectively; dividend yield of -0-percent for all years; expected volatility of -0- percent for all years; risk-free interest rates of 5.8%, 5.22% and 7.76% and expected lives of .81 years,
1.78 and 2.77 years for the plan options.

A summary of the status of the Bank's stock option plan as of December 31, 1996, 1995, and 1994 and changes during the years ended on those dates is presented below:


         Fixed options                                      1996              1995              1994
         -------------                                      ----              ----              ----

Outstanding at beginning of year                          194,000           190,750            174,250
Granted                                                     3,000             3,250             16,500
Exercised                                                  71,919              -                  -
Forfeited                                                   3,081              -                  -
                                                            -----              ----               ----

Outstanding at end of year                                122,000           194,000            190,750
                                                          -------           -------            -------

Options exercisable at year-end                           122,000           194,000            190,750
                                                          =======           =======            =======

Weighted-average fair value of options granted
   during the year per share                             $   4.94          $   5.57           $   1.87
                                                             ====              ====               ====

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                                                                      Weighted
                                                                                                      average
                        Number                                                   Number               exercise
                      outstanding          Weighted           Weighted         exercisable             price
       Range of           at               remaining          average              at                   at
       exercise       December 31,        contractual         exercise         December 31,         December 31,
        prices           1996                life              price              1996                 1996
       --------          ----                ----              -----              ----                 ----

       $ 10.00          122,000             1 year            $ 10.00            122,000              $ 10.00

                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(16) Parent Company Only Financial Statements

     Condensed financial statements of Commerce National Corporation (parent company only) follow:

                           Condensed Balance Sheets
                           ------------------------

                          December 31, 1996 and 1995

        Assets:                                                            1996                1995
        -------                                                            ----                ----

         Cash and interest bearing deposits                             $    51,635             57,672
         Investment in wholly-owned bank subsidiary                       8,048,864          7,497,902
         Loans, net                                                       1,090,594            342,984
         Other assets                                                        37,327             35,416
                                                                             ------             ------

                                                                        $ 9,228,420          7,933,974
                                                                          =========          =========


        Shareholders' equity:
        --------------------

         Common stock                                                        61,759             54,537
         Additional paid-in capital                                       6,065,310          5,350,342
         Retained earnings                                                3,269,630          2,621,294
         Treasury stock, at cost (21,800 shares)                           (208,640)          (208,640)
         Unrealized gain (loss) on Bank's investment securities
          available for sale, net                                            40,361            116,441
                                                                             ------            -------

                                                                        $ 9,228,420          7,933,974
                                                                          =========          =========

                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


No dividends were paid by the Bank subsidiary to Commerce National Corporation for 1996, 1995 or 1994. The Bank is in compliance with banking regulations regarding the payment of dividends.

                      Condensed Statements of Operations
                      ----------------------------------

                 Years ended December 31, 1996, 1995 and 1994


                                                                    1996             1995            1994
                                                                    ----             ----            ----

        Revenue:
          Interest income                                        $  70,299          39,582          33,897
          Management fee                                              -              6,000          18,420
                                                                    ------           -----          ------

               Total revenue                                        70,299          45,582          52,317
                                                                    ------          ------          ------

        Expenses:
          Salaries and benefits                                       -             11,924          33,239
          Legal and professional fees                                6,659           3,461          13,884
          Other                                                     42,347          19,506           5,651
                                                                    ------          ------           -----

               Total expenses                                       49,006          34,891          52,774
                                                                    ------          ------          ------

               Income (loss) before equity in net
                  earnings of subsidiary                            21,293          10,691            (457)

        Equity in net earnings of subsidiary                       627,043         462,274         724,666
                                                                   -------         -------         -------

               Net income                                        $ 648,336         472,965         724,209
                                                                   =======         =======         =======

                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


                       Condensed Statements of Cash Flows
                       ----------------------------------

                  Years ended December 31, 1996, 1995 and 1994

                                                                     1996           1995          1994
                                                                     ----           ----          ----

        Cash flows provided by operating activities:
           Net income                                             $ 648,336       472,965        724,209
           Adjustments to reconcile net income to net
             cash provided by operating activities:
               Depreciation of premises and equipment                 3,955         3,953          3,952
               Equity in subsidiary                                (627,042)     (462,274)      (724,666)
               Decrease (increase) in other assets                   (5,866)        2,062         (1,127)
                                                                     ------         -----         ------

                 Net cash provided by operating activities           19,383        16,706          2,368
                                                                     ------        ------          -----

        Cash flows provided by (used in) investing activities:
           Net repayments of loans (net loans to customers)        (747,610)       (4,283)        33,274
                                                                   --------        ------         ------
        Cash flows used in financing activities:
           Employee stock options exercised                         722,190           -             -
                                                                    -------         -----          -----

                 Net increase (decrease) in cash and cash
                   equivalents                                       (6,037)       12,423         35,642

        Cash and cash equivalents at beginning of year               57,672        45,249          9,607
                                                                     ------        ------          -----

        Cash and cash equivalents at end of year                  $  51,635        57,672         45,249
                                                                     ======        ======         ======

        Supplemental disclosure of noncash transactions:
           Market value adjustment - Bank investment
             securities available for sale:
               Market value adjustment - investments              $  64,711       176,426       (187,832)
               Deferred income tax liability (asset)                 24,350        59,985        (63,863)
                                                                     ------        ------       --------

                 Unrealized gain (loss) on investment
                  securities available for sale, net              $  40,361       116,441       (123,969)
                                                                     ======       =======       ========

                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(17) Branch Openings

     During 1995, the Bank opened two branches which are located on Aloma Avenue and Temple Avenue in Winter Park, Florida. The Aloma Avenue branch began operations in May, while the Temple Avenue branch opened in October. In January 1996, the Bank opened a branch on New England Avenue also in Winter Park, Florida.

(18) Executive Supplemental Income Plan

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

     The Bank has approximately $99,000 and $51,000 accrued at December 31, 1996 and 1995, respectively, and is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. The Bank incurred charges of $69,041 in connection with the Plan during 1995.

(19) Credit Commitments

     The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1996 and 1995 are as follows:

                                                                                    1996             1995
                                                                                    ----             ----

         Standby letters of credit                                             $     991,880         832,133
         Total lines of credit                                                    46,992,675      41,949,096
         Unfunded firm loan commitments                                           11,904,430      15,189,767

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


     Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

     The majority of loan commitments have terms up to one year, and have variable interest rates which range from 9% to 9.5%.

     Loan commitments written have off-balance-sheet credit risk because only original fees are recognized in the statement of financial position until the commitments are fulfilled or expire. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that collateral or other security is of no value.

     The Bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, real estate and income producing commercial properties.

     Standby letters of credit are contractual commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

(20) Concentration of Credit Risk

     The Bank originates real estate, consumer and commercial loans primarily in its Central Florida market area. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to honor their contracts is dependent upon the economy of Central Florida. The Bank does not have a significant exposure to any individual customer or counterparty.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(21) Earnings Per Common and Common Equivalent Share

     Earnings per share is calculated based on the weighted average shares outstanding during the year including the assumed conversion of stock options using the modified treasury stock method. The effect of the conversion of these common stock equivalents was an increase for December 31, 1996, 1995 and 1994 of 2,843, 89,287 and 85,037, respectively.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

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

         None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         On April 15, 1996, the number of directors was increased to fifteen
(15) members, and the following individuals were elected to the Board of Directors of the Company and the Bank to fill the resulting vacancies:


      ==================================================================
            Name of Director           Class             Term of Office
      ------------------------------------------------------------------
       Stephen C. Cahill                 A                  1996-1998
      ------------------------------------------------------------------
       Ernst R. Janvrin                  C                  1996-1997
      ------------------------------------------------------------------
       Tony Lombardi, Jr.                A                  1996-1998
      ------------------------------------------------------------------
       Jane H. Louttit                   C                  1996-1997
      ------------------------------------------------------------------
       Stephen G. Miller                 B                  1996-1999
      ==================================================================

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

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]


---------------------------------------------------------------------------------------------------
                                                                  YEARS
                                                              REMAINING IN         APPROXIMATE
                                                                  TERM             HELD OFFICE
            NAME                  AGE         POSITION         ELECTED (1)            SINCE
---------------------------------------------------------------------------------------------------
Donald J. Barker                   83         Director/            0(1)          February, 1985
                                              Chairman
---------------------------------------------------------------------------------------------------
Russell Barkett                    57         Director              2            December, 1992
---------------------------------------------------------------------------------------------------
C. Durham Barnes, M.D.             55         Director              1            February, 1985
---------------------------------------------------------------------------------------------------
Robert E. Battaglia                50         Director             0(1)          February, 1985
---------------------------------------------------------------------------------------------------
Robert B. Boswell, M.D.            51         Director              2            February, 1985
---------------------------------------------------------------------------------------------------
Stephen C. Cahill                  44         Director              1              April, 1996
---------------------------------------------------------------------------------------------------
Kenneth M. Clayton                 48         Director              1            February, 1985
---------------------------------------------------------------------------------------------------
Guy D. Colado                      52       President &             1            February, 1985
                                              Director
---------------------------------------------------------------------------------------------------
J. Blair Culpepper                 59      Executive Vice          N/A              May, 1995
                                             President
---------------------------------------------------------------------------------------------------
Ernst R. Janvrin                   51         Director             0(1)            April, 1996
---------------------------------------------------------------------------------------------------
Tony Lombardi, Jr.                 49         Director              1              April, 1996
---------------------------------------------------------------------------------------------------
Jane H. Louttit                    51         Director             0(1)            April, 1996
---------------------------------------------------------------------------------------------------
Stephen G. Miller                  41         Director              2              April, 1996
---------------------------------------------------------------------------------------------------
Willie C. Moss                     62         Director              2            December, 1992
---------------------------------------------------------------------------------------------------
Frederick A. Raffa, Ph.D.          53         Director              2            February, 1985
---------------------------------------------------------------------------------------------------
Alan M. Scarboro                   47      Vice President          N/A             March, 1989
                                             Sec./Treas.
---------------------------------------------------------------------------------------------------
W. Charles Shuffield               52         Director             0(1)          February, 1985
---------------------------------------------------------------------------------------------------

(1) Has been nominated for election for a three year term which nomination will be voted on at the Annual Shareholders' Meeting scheduled for April 21, 1997.

Each individual designated above, other than Mr. Barker, also is a member of the board of directors for the Bank. The members of the Compensation Committee of the Company for 1996 were W. Charles Shuffield, Ernst R. Janvrin, Willie C. Moss, Kenneth M. Clayton, Guy D. Colado, Marsha J. Wheeler, Russell Barkett and Stephen G. Miller. Mr. Colado, a member of the Committee, is the President and CEO of the Company and the Bank and is excused from discussions concerning his compensation. The Bank's officers are appointed by the board of directors of the Bank and hold office at the will of such board. The Bank's executive officers presently are:

                 NAME                          POSITION WITH BANK
                 ----                          ------------------

                 Guy D. Colado                 President and CEO
                 Marsha J. Wheeler             Sr. Vice President/Cashier
                 Jerry H. Johns, III           Sr. Vice President/Lending
                 John R. Casebier              Vice President

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

           ROBERT E. BATTAGLIA is a native of Florida and a resident of Winter Park, Florida. Since October 1976, Mr. Battaglia has been President of Battaglia Fruit Co., Inc., a citrus grower, harvester, and land owner in Central Florida, and is currently a director of Florida Citrus Mutual. In addition to operating the citrus activities, Mr. Battaglia is a member at the First Presbyterian Church of Orlando, a Director of The Orlando Margarita Society (charitable non-profit organization), Vice Chairman of the Central Region Council to Prevent Blindness Florida; and a member of the Citrus Advisory Committee of Florida Citrus Sports Association..

           ROBERT B. BOSWELL, M.D. is a resident of Winter Park, Florida. Since 1979, Dr. Boswell has been engaged in the private practice of cardiology in Orlando, Florida. In addition, since 1979, Dr. Boswell has been a Fellow of the American College of Cardiology and a member of the American Heart Association. He is an invasive cardiologist with interest in pacemakers and nuclear cardiology.

           STEPHEN C. CAHILL is a resident of Orlando, Florida. From 1977 to the present, Mr. Cahill has been President of Cahill Construction Company, a well-known builder of luxury custom homes. Also, Mr. Cahill has been President of Southpoint Homes, Inc. since 1991. Mr. Cahill is the past president of Master Custom Builders Council. Also, he is a member of the Homebuilders Association of Central Florida. Mr. Cahill has been on the Board of Directors of House of Hope since 1985. He has also been a past board member of the Florida Family Council of Tampa.

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

           ERNST R. JANVRIN has been a resident of Orlando, Florida since 1975. Mr. Janvrin is the senior partner and partner-in-charge of Janvrin & Regan, P.A., a local CPA firm created in 1984 in Winter Park, Florida, which concentrates their practice in small business and individual accounting and tax matters. Mr. Janvrin is past president of the Florida Institute of CPA's (Central Florida Chapter), a member of the American Institute of CPA's and the Florida Institute of CPA's. He is currently serving as chairman of the Special Project Committee of the local chapter of the Florida Institute of CPA's.

           TONY LOMBARDI, JR. is a native of Florida and a resident of Windermere, Florida. From 1980 to 1996, Mr. Lombardi served as Vice President of Lombardi's Seafood, Inc., a processor, importer, distributor and retainer of seafood. In 1996, Mr. Lombardi was elected president of Lombardi's. Mr. Lombardi has served on the Board of Directors of the Southeastern Fisheries Association and also The National Fisheries Institute and is a member of the National Shrimp Processors Association. Mr. Lombardi is a member of Holy Family Catholic Church in Orlando, Florida.

           JANE H. LOUTTIT has lived in the Orlando area since 1975. Mrs. Louttit has worked for Maitland Family Practice since 1975 and currently serves as Administrator. Mrs. Louttit has been active in the Junior League of Greater Orlando, serving on the Board of Directors as Secretary and Treasurer. She is a member of St. Richard's Episcopal Church and has served on the Vestry, as Secretary of the Executive Committee, and from 1985 to 1996 as Directress of the Altar Guild. From 1990 through 1996, Mrs. Louttit was a Trustee at Trinity preparatory School, including two years on the Executive Committee as Secretary of the Board. She has served on numerous other church, civic, and school committees both as a member and as Chairperson.

           STEPHEN G. MILLER is a native of Florida and a resident of Winter Park, Florida. Since 1983, Mr. Miller has been the treasurer of Miller Hardware, Inc., a well-known establishment in Winter Park, Florida. Before entering the family business, Mr. Miller was a practicing CPA with KPMG Peat Marwick and Coopers & Lybrand CPA's. From 1981 - 1984, Mr. Miller served as Corporate Controller and Vice President of Finance of Applied Devices Corporation, a publicly-held defense contractor. In addition, Mr. Miller has been actively involved in community service and has served on the Winter Park Public Library Board of Trustees, and the Winter Park Chamber of Commerce Board of Directors and Executive Committee. Mr. Miller is currently a member of the Florida Institute of CPA's.

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

           FREDERICK A. RAFFA, PhD is a resident of Maitland, Florida. From 1969 to the present, Dr. Raffa has been a professor of Economics at the University of Central Florida. Dr. Raffa served as Chairman of the Department of Economics from 1976 to 1980 and was the founding editor of the Business
                                                               --------
Barometer of Central Florida. Since 1971, Dr. Raffa has also been self-employed
----------------------------
as a consulting economist. From 1976 to 1989, Dr. Raffa served as the NCAA representative and is currently an associate board member of the Florida Citrus Sports Association.

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

           W. CHARLES SHUFFIELD is a resident of Orlando, Florida. Since January, 1984, Mr. Shuffield has been a principal in the law firm of Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. Mr. Shuffield has been a practicing attorney in Orlando, Florida, since 1969 when he became associated with the law firm of Akerman, Senterfitt & Eidson and served as a partner in that law firm from 1972 through 1983. Mr. Shuffield is a member of The Florida Bar, the Orange County Bar Association and Tennessee Bar Association and has been active on several committees concerned with Corporation, Banking, Taxation and Real Property for The Florida Bar and the Orange County Bar Association. Mr. Shuffield is involved in various community affairs and currently serves or has served in the following positions: Member of the Board of Directors of Orlando Regional Healthcare Foundation, Inc. (1982 to 1993); Member of Rotary Club of Orlando (1981 to present), including serving on Board of Directors; Member of the Committee of 100; Member of the Junior Achievement Endowment Committee; Heart of the City Foundation Board of Directors (1986-1990); Member of Country Club of Orlando; Chairman and member of various committees of the Greater Orlando Chamber of Commerce (1978 to present).

Item 11.         Executive Compensation/Board Compensation
                 -----------------------------------------

           The executive officers for the Company and the Bank received salaries, in aggregate, equal to approximately $320,000, received the benefit of automobile allowances for an aggregate $18,000 and the payment of various club fees and insurance in the amount of approximately $7,274. There were no other executive officers other than the President with salaries in excess of $100,000 per year.

                                                    SUMMARY COMPENSATION TABLE
                                                    --------------------------

                    ------------------------------------------------------------------------------------------------
                                    ANNUAL COMPENSATION                                 LONG-TERM COMP.
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Awards             PayOuts         All
    Name and                                                               -----------------------------------------     Other
    Principal                                                                Restricted                                 Compen-
    Position          Year        Salary         Bonus         Other           Stock         Options        LTIP         sation
----------------------------------------------------------------------------------------------------------------------------------
                      1996          $100,000      $11,982      $12,247/(1)/      $0             0            $0            $0
Guy D. Colado       -------------------------------------------------------------------------------------------------------------
President             1995          $101,864          -0-      $14,933/(2)/      $0             0            $0            $0
                    -------------------------------------------------------------------------------------------------------------
(CEO)                 1994          $100,000      $19,140      $15,336/(3)/      $0             0            $0            $0
----------------------------------------------------------------------------------------------------------------------------------

/(1)/      Includes a $6,000 car allowance and $6,247 medical insurance premium.

/(2)/      Includes a $6,000 car allowance and $5,393 medical insurance premium.

/(3)/      Includes a $6,000 car allowance and $4,951 medical insurance premium.

           On April 22, 1996, Mr. Guy D. Colado exercised incentive stock options for 25,000 shares of Common Stock for his services as President of the Company. On April 22, 1996 and May 21, 1996, Mr. Colado exercised additional options aggregating 10,000 shares of Common Stock pursuant to the Amended and Restated 1986 Commerce National Corporation Employees' Stock Option Plan. Pursuant to such exercises, Mr. Colado was issued 35,000 shares of the common stock of the Company at an exercise price of $10.00 per share, $350,000 in the aggregate. The payment of the exercise price of the 35,000 shares by Mr. Colado was paid from his own personal funds.

           The Bank implemented an executive supplemental income plan (the "Plan") during 1995 to provide supplemental income to four of its current executives after their retirement. Those executives are as follows:

                Name                           Position with Bank
                ----                           ------------------

                Guy D. Colado                  President and CEO
                Marsha J. Wheeler              Sr. Vice President/Cashier
                Jerry H. Johns, III            Sr. Vice President/Lending
                John R. Casebier               Vice President

Funding for the Plan involved the purchase of cash surrender value life insurance policies, one for each executive, which totaled $1,195,000. The Plan is structured so that each participant is scheduled to receive specified levels of income for 15 years after the retirement age of 65. In the event a participant leaves the employment of the Bank before retirement, only the benefits vested through that date would be paid to the employee. The Plan also calls for 100% vesting upon a change of control of the Bank.

           Each founding director of the Company, including Mr. Colado, has received a non-qualified stock option for 10,000 shares of Common Stock for his services in lieu of director's fees for his initial term of office. Mr. Barkett and Mr. Moss, who joined the Board on December 21, 1992, have received options of 5,000 shares each. To date, none of these options have been exercised. In addition, directors' fees in the amount of $3,000 per year are paid to each non-employee director for an aggregate amount of directors' fees paid for 1996 of $42,000.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------

           Guy D. Colado, President of the Company, has sole voting and dispositive power over 32,000 shares of the Company's common stock. Mr. Colado has shared voting and dispositive power over 325 shares of common stock which he holds jointly with his wife. Such 32,325 shares of common stock represent approximately 5.43% of the total outstanding shares of common stock of the Company. Accordingly, pursuant to Rule 13d-3 promulgated by the SEC, Colado is the beneficial owner of such 32,325 shares of Common Stock.

           The following table sets forth, as of March 1, 1997, the beneficial ownership interest in the Company's Common Stock held by each of the Company's directors, and by all officers and directors as a group. With the exception of Guy D. Colado, no shareholder is known by the Company to beneficially own more than the five percent (5%) of the Company's outstanding Common Stock. Each person listed has sole voting and investment power with respect to the shares listed as beneficially owned by him, unless otherwise indicated in the footnotes.

                                   -----------------------------------------------------------------------------------------------
                                                                     AS OF MARCH 1, 1997
                                   -----------------------------------------------------------------------------------------------
                                             AMOUNT AND NATURE OF BENEFICIAL                    PERCENT OF CLASS(2)
                                                       OWNERSHIP(1)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              WITHOUT             WITH
       NAME AND ADDRESS OF              ISSUED           OPTIONED                             OPTION             OPTION
        BENEFICIAL OWNER                SHARES           SHARES(3)           TOTAL            SHARES            SHARES(4)
----------------------------------------------------------------------------------------------------------------------------------
Donald J. Barker
1037 Lakemont Circle                    5,260(5)             10,000           15,260             0.88%             2.25%
Winter Park, Florida 32782
----------------------------------------------------------------------------------------------------------------------------------
Russell Barkett
621 Arapaho Trail                            100              5,000            5,100             0.02%             0.75%
Maitland, Florida  32751
----------------------------------------------------------------------------------------------------------------------------------
C. Durham Barnes, M.D.
481 Virginia Drive                         5,000             10,000           15,000             0.84%             2.21%
Winter Park, Florida  32789
----------------------------------------------------------------------------------------------------------------------------------
Robert E. Battaglia
1466 Alabama Drive                         6,000             10,000           16,000             1.01%             2.36%
Winter Park, Florida  32789
----------------------------------------------------------------------------------------------------------------------------------
Robert B. Boswell, M.D.
1301 Alberta Avenue                    10,950(6)             10,000           20,950             1.84%             3.09%
Winter Park, Florida  32789
----------------------------------------------------------------------------------------------------------------------------------
Stephen C. Cahill
2667 Lake Shore Drive                      1,000                  0            1,000             0.17%             0.15%
Orlando, Florida  32803
----------------------------------------------------------------------------------------------------------------------------------
Kenneth M. Clayton
2800 Lake Shore Drive                   7,300(7)             10,000           17,300             1.23%             2.55%
Orlando, Florida  32803
----------------------------------------------------------------------------------------------------------------------------------
Guy D. Colado
1936 Fawsett Road                      35,325(8)             10,000           45,325             5.93%             6.68%
Winter Park, Florida  32789
----------------------------------------------------------------------------------------------------------------------------------
J. Blair Culpepper
1106 Eastin Avenue                         4,500                  0            4,500             0.76%             0.66%
Orlando, FL  32804
----------------------------------------------------------------------------------------------------------------------------------
Ernst R. Janvrin
261 Tollgate Trail                      1,050(9)                  0            1,050             0.18%             0.15%
Longwood, Florida  32750
----------------------------------------------------------------------------------------------------------------------------------
Anthony Lombardi, Jr.
2710 Midsummer Drive                         100                  0              100             0.02%             0.01%
Windermere, Florida  34786
----------------------------------------------------------------------------------------------------------------------------------
Jane H. Louttit
851 Lake Catherine Drive                     100                  0              100             0.02%             0.01%
Maitland, Florida  32751
----------------------------------------------------------------------------------------------------------------------------------

                                   -----------------------------------------------------------------------------------------------
                                                                     AS OF MARCH 1, 1997
                                   -----------------------------------------------------------------------------------------------
                                             AMOUNT AND NATURE OF BENEFICIAL
                                                       OWNERSHIP(1)                             PERCENT OF CLASS(2)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             WITHOUT             WITH
       NAME AND ADDRESS OF              ISSUED           OPTIONED                             OPTION            OPTION
        BENEFICIAL OWNER                SHARES           SHARES(3)           TOTAL            SHARES          SHARES(4)
----------------------------------------------------------------------------------------------------------------------------------
Stephen G. Miller
1701 Walnut Avenue                          100                  0              100            0.02%             0.01%
Winter Park, Florida  32789
----------------------------------------------------------------------------------------------------------------------------------
Willie C. Moss
5858 Cove Drive                       13,059(10)             5,000           18,059            2.19%             2.66%
Orlando, Florida  32812
----------------------------------------------------------------------------------------------------------------------------------
Frederick A. Raffa, Ph.D
45 Eastwind Lane                      15,429(11)            10,000           25,429            2.59%             3.75%
Maitland, Florida  32751
----------------------------------------------------------------------------------------------------------------------------------
Alan M. Scarboro
3218 Edgecliffe Drive                     7,250                  0            7,250            1.22%             1.07%
Orlando, FL  32806
----------------------------------------------------------------------------------------------------------------------------------
W. Charles Shuffield
2307 Lakeside Drive                    5,000(12)          5,000(12)          10,000            0.84%             1.47%
Orlando, Florida  32803
----------------------------------------------------------------------------------------------------------------------------------
All Directors and Group Officers        117,523             85,000          202,523           19.73%            29.75%
as a Group (Consisting of 17
Persons)
----------------------------------------------------------------------------------------------------------------------------------

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, and/or to dispose of, or to direct the disposition of, the Common Stock. Unless otherwise indicated, the shares are held with sole power to vote and sole power to dispose.

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

(8) Includes 325 shares held jointly with a family member with shared voting and shared investment powers and 3,000 shares held by a family member for which beneficial ownership is not disclaimed.

(9) Includes 300 shares held by a general partnership in which he has an interest and for which beneficial ownership is not disclaimed.

(10) Includes 8,059 shares held in trust for Mr. Moss and 5,000 shares held in trust for a family member, over which Mr. Moss exercises shared voting and investment powers.

(11) Includes 7,029 shares held with shared voting and shared investment power, 7,400 shares held in pension/profit sharing plans for Mr. Raffa's benefit, and 1,000 shares held by family members for which beneficial ownership is not disclaimed.

(12) Includes 5,000 shares held jointly with a family member with shared voting and shared investment power. Does not include 4,000 shares held by Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. Profit Sharing Plan & Trust in which Mr. Shuffield has approximately a 22.7% interest but over which he does not exercise control.

(13) Mr. Shuffield has assigned an aggregate of 5,000 options to certain members of his law firm for which he disclaims beneficial ownership.

Item 13.       Certain Relationships and Related Transactions
               ----------------------------------------------

           The real estate and the building constructed thereon, which houses the corporate offices of CNC and the facilities of the Bank, are owned by Gateway Plaza, Ltd., a Florida limited partnership ("Gateway"). The Directors or certain of their affiliates, except for Mrs. Louttit and Messrs. Barkett, Cahill, Janvrin, Lombardi, Miller, Moss, and Raffa, are limited partners of Gateway and they or their affiliates beneficially own, in aggregate, 4,809 of the 11,562 presently issued and outstanding limited partnership interests of Gateway, or approximately 42% thereof. Additionally, the general partner of Gateway is NBOC, Inc., a Florida corporation, which is owned and controlled by Guy D. Colado (President and director of both the Bank and CNC) and G. Winston Lovelace (a former director of both the Bank and CNC and shareholder of CNC). As general partner, NBOC, Inc. has a 1% interest in the taxable income, gains, losses and credits realized by Gateway. While it is believed that the leasing arrangements for CNC, as lessee, and Gateway, as lessor, are fair, such arrangements have not been arrived at as a result of arms-length negotiations due to the commonality of control found in both entities. The Bank made payments under the lease to Gateway in the aggregate amount of approximately $249,387 for fiscal 1996.

           The law firm of Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. ("ZSKS"), in which W. Charles Shuffield is a principal, has provided and will continue to provide certain legal services to CNC and the Bank and has received and will continue to receive fees for the services rendered. The amount of fees paid to ZSKS by the Company and/or Bank did not exceed five percent of ZSKS' gross revenues. Mr. Shuffield is a director and shareholder of CNC, a director of the Bank and a limited partner of Gateway. The law firm of Clayton and McCulloh has provided and will continue to provide legal services to the Bank and CNC. The amount of fees paid to Clayton and McCulloh by the Company and/or Bank did not exceed five percent of Clayton and McCulloh's gross revenues. Mr. Clayton is a director and shareholder of CNC, a director of the Bank and a limited partner in Gateway.

           At December 31, 1996, the Bank had approximately $3,564,217 loaned to certain CNC/Bank directors and to certain affiliates of certain CNC/Bank directors. Such loan transactions were made in the ordinary course of business; on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons; and did not involve more than the normal risk of collectibility or present other unfavorable features.

           The SEC maintains a web site at http://www.sec.gov which contains reports, proxy and information statements and other information pertaining to registrants that file electronically with the SEC including the Company.

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K
               ----------------------------------------------------------------

           a. 1. Financial Statements
                 --------------------

           The following consolidated financial statements of the Company are included in Part II, Item 8:

             -    Consolidated Balance Sheets - December 31, 1996 and 1995.

             - Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994.

             - Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, 1995, and 1994.

             - Consolidated Statement of Cash Flows - Years ended December 31, 1996, 1995 and 1994.


           a. 2. Financial Statement Schedules
                 -----------------------------

                 The Company has not included any financial schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.


     a. 3. Exhibits

----------------------------------------------------------------------------------------------------------
                                                                                               SEQUENTIAL
EXHIBIT NO.                                    DESCRIPTION                                      PAGE NO.
----------------------------------------------------------------------------------------------------------
    3.1            Articles of Incorporation of Commerce National                                   *
                   Corporation incorporated by reference from Exhibit
                   3.1 to Registration No. 2-98960-A.
----------------------------------------------------------------------------------------------------------
    3.2            First Amended and Restated Bylaws of Commerce                                    *
                   National Corporation effective January 14, 1988,
                   incorporated by reference from Exhibit 3.2 to the
                   Company's Report on Form 10-K for the fiscal year ended
                   December 31, 1992.
----------------------------------------------------------------------------------------------------------
    4.1            Specimen copy of common stock certificate for                                    *
                   Common Stock of Commerce National Corporation,
                   incorporated by reference from Exhibit 4.1 to the
                   Company's Report on Form 10-K for the fiscal year ended
                   December 31, 1992.
----------------------------------------------------------------------------------------------------------
    4.2            Article IV of Articles of Incorporation of Commerce                              *
                   National Corporation included in the Articles of
                   Incorporation of Commerce National Corporation
                   incorporated by reference from Exhibit 3.1 to
                   Registration No. 2-98960-A.
----------------------------------------------------------------------------------------------------------
    4.3            Stock Redemption/Repurchase Policy incorporated by                               *
                   reference from Exhibit 4.3 to the Company's Report on
                   Form 10-Q for the fiscal quarter ended June 30, 1993.
----------------------------------------------------------------------------------------------------------
   10.1            Lease Agreement dated June 12, 1985, Between                                     *
                   Gateway Plaza, Ltd. and Commerce National
                   Corporation for the anticipated corporate headquarters
                   incorporated by reference from Exhibit 10.4 to
                   Registration No. 2-98960-A.
----------------------------------------------------------------------------------------------------------
   10.2            Amended and Restated 1986 Commerce National                                      *
                   Corporation Employee Stock Option Plan incorporated
                   by reference from Exhibit 10.2 to the Company's Report
                   on Form 10-K for the fiscal year ended December 31,
                   1992.
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                                                               SEQUENTIAL
EXHIBIT NO.                                    DESCRIPTION                                      PAGE NO.
----------------------------------------------------------------------------------------------------------
   10.3            Amended and Restated 1985 Commerce National                                      *
                   Corporation Directors' Stock Plan, incorporated by
                   reference from Exhibit 10.3 to the Company's Report
                   on Form 10-K for the fiscal year ended December 31,
                   1992.
----------------------------------------------------------------------------------------------------------
   10.4            Amended and Restated Stock Option Agreement                                      *
                   between Guy D. Colado and Commerce National
                   Corporation, incorporated by reference from Exhibit
                   10.4 to the Company's Report on Form 10-K for the
                   fiscal year ended December 31, 1992.
----------------------------------------------------------------------------------------------------------
   10.5            Amended and Restated Commerce National                                           *
                   Corporation Director's Stock Option Agreement with a
                   director, which is representative of the other Amended
                   and Restated Directors' Stock Option Agreements,
                   incorporated by reference from Exhibit 10.5 to the
                   Company's Report on Form 10-K for the fiscal year
                   ended December 31, 1992.
----------------------------------------------------------------------------------------------------------
   10.6            Contract for Sale and Purchase dated June 15, 1983, by                           *
                   and between Commerce National Corporation and John
                   M. Bocchicchio for branch location real estate,
                   incorporated by reference from Exhibit 10.1 to the
                   Company's Report on Form 10-Q for the fiscal quarter
                   ended September 30, 1994.
----------------------------------------------------------------------------------------------------------
   10.7            Offer to Purchase by and between Commerce National                               *
                   Corporation and Star Enterprises dated November 29,
                   1993, for branch location real estate, incorporated by
                   reference from Exhibit 10.2 to the Company's Report
                   on Form 10-Q for the fiscal quarter ended September
                   30, 1994.
----------------------------------------------------------------------------------------------------------
   10.8            Contract for Sale and Purchase by and between                                    *
                   National Bank of Commerce and Louis Campese and W.
                   Riley Allen, Co-trustees, dated September 15, 1993, for
                   branch location real estate, incorporated by reference
                   from Exhibit 10.3 to the Company's Report on Form 10-Q
                   for the fiscal quarter ended September 30, 1994.
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                                                               SEQUENTIAL
EXHIBIT NO.                                    DESCRIPTION                                      PAGE NO.
----------------------------------------------------------------------------------------------------------
   10.9            Contract for Sale and Purchase by and between Li'l Big                           *
                   Horn Farm Market, Inc. and National Bank of Commerce
                   dated December 10, 1993, for branch location real
                   estate, incorporated by reference from Exhibit 10.4 to
                   the Company's Report on Form 10-Q for the fiscal
                   quarter ended September 30, 1994.
----------------------------------------------------------------------------------------------------------
   10.1            Contract for Sale and Purchase by and between                                    *
                   National Bank of Commerce and Robert R. Garofalo,
                   Jr. dated May 6, 1994, for branch location real estate,
                   incorporated by reference from Exhibit 10.5 to the
                   Company's Report on Form 10-Q for fiscal quarter ended
                   September 30, 1994.
----------------------------------------------------------------------------------------------------------
   10.11           Contract for Sale and Purchase by and between                                    *
                   National Bank of Commerce and Donald D. Donoval
                   dated September 23, 1993, for branch location real
                   estate, incorporated by reference from Exhibit 10.6 to
                   the Company's Report on Form 10-Q for fiscal quarter
                   ended September 30, 1994.
----------------------------------------------------------------------------------------------------------
   10.12           Standard Form of Agreement between National Bank of                              *
                   Commerce and Aagaard-Juergensen, Inc. dated
                   October 27, 1994, for the Aloma Avenue Branch Bank
                   Site, incorporated by reference from Exhibit 10.7 to the
                   Company's Report on Form 10-Q for fiscal quarter
                   ended September 30, 1994.
----------------------------------------------------------------------------------------------------------
    21             Subsidiaries of Commerce National Corporation                                   92
----------------------------------------------------------------------------------------------------------
    27             Article 9 Financial Data Schedule (for SEC use only).                           93
----------------------------------------------------------------------------------------------------------

*   Incorporated by reference as noted in the narrative under "Description."

    b.  Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed by the Company for the fiscal quarter ended December 31, 1996.

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

                                                 COMMERCE  NATIONAL CORPORATION
                                                 (Registrant)

Date: March 30, 1997                              By:/s/ Guy D. Colado
                                                     ---------------------------
                                                     GUY D. COLADO, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                     Date
-------------------                                     ----
By:/s/ Guy D. Colado                                    March 30, 1997
   ------------------------------------
      Guy D. Colado
      President and Director
      (Principal Executive Officer)

By:/s/ Alan M. Scarboro                                 March 30, 1997
   ------------------------------------
      Alan M. Scarboro
      Secretary/Treasurer

By:/s/ Frederick A. Raffa                               March 30, 1997
   ------------------------------------
      Frederick A. Raffa
      Director

By:/s/ Donald J. Barker                                 March 30, 1997
   ------------------------------------
      Donald J. Barker
      Director/Chairman


Signature and Title                                     Date
-------------------                                     ----
By:/s/ Russell Barkett                                  March 30, 1997
   ------------------------------------
      Russell Barkett
      Director

By:/s/ C. Durham Barnes                                 March 30, 1997
   ------------------------------------
      C. Durham Barnes, M.D.
      Director


By:/s/ Robert E. Battaglia                              March 30, 1997
   ------------------------------------
      Robert E. Battaglia
      Director

By:/s/ Robert B. Boswell, M.D.                          March 30, 1997
   ------------------------------------
      Robert B. Boswell, M.D.
      Director


By:/s/ Stephen C. Cahill                                March 30, 1997
   ------------------------------------
      Stephen C. Cahill
      Director

By:/s/ Kenneth M. Clayton                               March 30, 1997
   ------------------------------------
      Kenneth M. Clayton
      Director

By:/s/ Ernst R. Janvrin                                 March 30, 1997
   ------------------------------------
      Ernst R. Janvrin
      Director

By:
   ------------------------------------
      Tony Lombardi, Jr.
      Director

Signature and Title                                     Date
-------------------                                     ----
By:
   ------------------------------------
      Jane H. Louttit
      Director

By:/s/ Stephen G. Miller                                March 30, 1997
   ------------------------------------
      Stephen G. Miller
      Director

By:/s/ Willie C. Moss                                   March 30, 1997
   ------------------------------------
      Willie C. Moss
      Director

By:/s/ W. Charles Shuffield                             March 30, 1997
   ------------------------------------
      W. Charles Shuffield
      Director

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

         Four copies of the proxy statement and form of proxy sent to the Registrant's shareholders with respect to its Annual Meeting of Shareholders to be held on April 21, 1997, and four copies of the annual report for the 1996 fiscal year which were given to the Registrant's shareholders will follow via expedited delivery.