Form 10-Q
period 1997-03-31
COMMERCE NATIONAL CORP
filed 1997-05-14
CIK 773319

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
         For transition period from            to
                                    ----------    ----------

                          COMMERCE NATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                     FLORIDA
        (State or other jurisdiction of incorporation or organization)

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

         This filing contains 25 pages. The Exhibit List is found on page 23.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         On May 1, 1997, Commerce National Corporation (the "Company") had 596,235 shares of common stock, par value $0.10 per share, issued and outstanding.


                  (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                          PART I. FINANCIAL STATEMENTS


Item 1.         Financial Statements.

The financial statements begin on the following page.

                          COMMERCE NATIONAL CORPORATION
                                 AND SUBSIDIARY


                                Table of Contents





Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--March 31, 1997 and December 31, 1996

Condensed consolidated statements of operations (unaudited)--Three months ended
     March 31, 1997 and 1996

Condensed consolidated statements of cash flows (unaudited)--Three months ended
     March 31, 1997 and 1996

Selected notes to condensed consolidated financial statements (unaudited)--
     March 31, 1997

The Board of Directors
Commerce National Corporation:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of March 31, 1997 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein; and in our report dated February 5, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.


/s/  KPMG Peat Marwick LLP


Orlando, Florida
April 16, 1997

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                Condensed Consolidated Balance Sheets (Unaudited)


                                                                  March 31,          December 31,
       Assets                                                       1997                 1996
       ------                                                  ---------------     ---------------
Cash and due from banks                                        $    4,369,941           3,389,652
Federal funds sold                                                  4,250,000           1,500,000

Investment securities available for sale (note 2)                  14,887,520          15,964,395
Investment securities held to maturity (note 2)                       190,000             190,000
Loans, net (note 3)                                                87,305,358          86,532,988
Accrued interest receivable                                           745,807             723,329
Premises and equipment, net                                         3,535,425           3,501,875
Other real estate owned, net                                          747,222           1,018,405
Federal Reserve Bank stock, at cost                                   150,000             150,000
Federal Home Loan Bank stock, at cost                                 341,300             300,000
Deferred tax asset                                                    278,053             242,217
Prepaid expenses and other assets                                     144,276             114,298
Executive supplemental income plan - cash
       surrender value life insurance policies                      1,254,587           1,238,809




                                                                  -----------         -----------

              Total assets                                     $  118,199,489         114,865,968
                                                                  ===========         ===========


   See accompanying review report of KPMG Peat Marwick LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).


                                                                   March 31,         December 31,
       Liabilities and Stockholders' Equity                          1997                1996
       ------------------------------------                   ------------------  ------------------
Deposits (note 4):
       Noninterest bearing                                   $     14,563,832          15,988,515
       Interest bearing                                            89,637,749          85,055,755
                                                                 ------------        ------------

              Total deposits                                      104,201,581         101,044,270
Federal Home Loan Bank advances                                     1,218,735           1,222,647
Other borrowed funds                                                2,904,602           2,986,288
Accrued interest payable                                              153,858             136,276
Accounts payable and other liabilities                                349,811             248,067
                                                               --------------       -------------

              Total liabilities                                   108,828,587         105,637,548
                                                                  -----------         -----------


Common stock, par value $.10 per share
       (1,000,000 shares authorized;
       617,584 shares issued and 595,784
       outstanding at March 31, 1997
       and December 31, 1996)                                          61,759              61,759
Additional paid in capital                                          6,065,310           6,065,310
Retained earnings                                                   3,471,393           3,269,630
Treasury stock, at cost (21,800 shares at
       March 31, 1997 and December 31, 1996)                        (208,640)           (208,640)
Unrealized gain (loss) on investment securities
       available for sale, net                                       (18,920)              40,361
                                                                -------------      --------------

       Total stockholders' equity                                   9,370,902           9,228,420

Commitments (note 5)

                                                                  -----------         -----------
       Total liabilities and stockholders' equity            $    118,199,489         114,865,968
                                                                  ===========         ===========


                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (Unaudited)


                                                                                     Three months ended
                                                                                   -----------------------
                                                                                           March 31,
                                                                                    1997                1996
                                                                                    ----                ----
Interest income:
       Loans                                                              $      1,985,842           1,737,722
       Investment securities                                                       244,658             238,554
       Federal funds sold                                                           14,783             128,616
       Federal Reserve Bank stock                                                    2,250               2,342
       Federal Home Loan Bank stock                                                  5,478               -
       Due from banks                                                                  535              15,190
                                                                                 ---------           ---------

              Total interest income                                              2,253,546           2,122,424

Interest expense                                                                 1,035,664           1,061,910
                                                                                 ---------           ---------

              Net interest income                                                1,217,882           1,060,514

Provision for loan losses                                                           36,000              60,000
                                                                                 ---------           ---------

              Net interest income after provision for loan losses                1,181,882           1,000,514
                                                                                 ---------           ---------

Other operating income:
       Customer service fees                                                       152,696             198,179

Other operating expenses:
       Salaries and benefits                                                       501,294             462,292
       Occupancy expense                                                           198,648             158,852
       Legal and professional fees                                                  61,012              27,370
       Other expenses                                                              251,364             283,286
                                                                                 ---------           ---------

                                                                                 1,012,318             931,800
                                                                                 ---------           ---------

              Net operating income before taxes                                    322,260             266,893
Income tax expense                                                                 120,497             105,447
                                                                                 ---------           ---------

              Net earnings                                                $        201,763             161,446
                                                                                 =========           =========

Earnings per common and common equivalent share (note 6)                  $            .34                 .31
                                                                                 =========           =========

See accompanying review report of KPMG Peat Marwick LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Three months ended
                                                                                     ------------------
                                                                                          March 31,
                                                                                  1997                  1996
                                                                                  ----                  ----
Cash flows provided by (used in) operating activities:
     Net income                                                           $        201,763             161,446

     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
              Depreciation of premises and equipment                                64,306              63,020
              Net amortization of premiums and accretion of
                discounts on investment securities held to maturity
                and investment securities available for sale                      (16,504)              49,568
              Provision for loan losses                                             36,000              60,000
              Deferred loan origination fees                                       (1,768)               9,534
              Deferred tax asset                                                   (1,738)               -
              Executive supplemental income plan -
                additional cash surrender value                                   (15,778)               -
              Cash provided by (used in) changes in:
                  Accrued interest receivable                                     (22,478)            (38,621)
                  Prepaid expenses and other assets                               (29,978)            (46,871)
                  Accrued interest payable                                          17,582            (23,348)
                  Accounts payable and other liabilities                           101,744              36,094
                                                                                ----------          ----------

                  Net cash provided by operating activities                        333,151             270,822
                                                                                ----------          ----------

Cash flows provided by (used in) investing activities:
     Net loans made to customers                                                 (783,619)         (1,039,692)
     Decrease (increase) in federal funds sold                                 (2,750,000)           2,500,000
     Purchases of investment securities available for sale                           -             (4,000,000)
     Proceeds from sale of other real estate owned                                 248,200               -
     Proceeds from maturity of investment securities held
         to maturity                                                                 -                 500,000
     Proceeds from maturity of investments available for sale                    1,000,000               -
     Purchase of premises and equipment                                           (97,856)           (242,169)
     Purchase of Federal Home Loan Bank stock                                     (41,300)               -
     Redemption of Federal Reserve Bank stock                                        -                 107,200
                                                                                ----------          ----------

                  Net cash used in investing activities                        (2,424,575)         (2,174,661)
                                                                                ----------          ----------

                                                                                                    (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                                                                                      Three months ended
                                                                                      ------------------
                                                                                           March 31,
                                                                                    1997                1996
                                                                                    ----                ----
Cash flows provided by financing activities:
     Net decrease in demand deposits, NOW accounts and
         passbook savings accounts                                               (378,860)         (1,807,887)
     Net increase in certificates of deposit                                     3,536,171           4,946,375
     Principal payment on mortgage note payable                                    (6,322)             (5,813)
     Increase (decrease) in repurchase agreements                                 (75,364)            (22,325)
     Proceeds (repayments) from borrowings from the Federal
         Home Loan Bank                                                            (3,912)             (3,700)
     Sale of treasury stock                                                           -                 24,411
     Purchase of treasury stock                                                       -               (24,411)
                                                                             -------------       -------------

                  Net cash provided by financing activities                      3,071,713           3,106,650
                                                                             -------------       -------------

                  Net increase in cash and cash equivalents                        980,289           1,202,811

Cash and cash equivalents at the beginning of the period                         3,389,652           3,897,057
                                                                             -------------       -------------

Cash and cash equivalents at the end of the period                        $      4,369,941           5,099,868
                                                                             =============       =============

Cash paid during the period for:
     Interest                                                             $      1,018,082           1,085,258
                                                                             =============       =============

     Income taxes                                                         $         96,000              13,650
                                                                             =============       =============

Supplemental disclosures of noncash transactions:
     Market value adjustment - investment securities available for sale:
         Investments                                                              (28,667)              59,428
         Deferred income tax (asset) liability                                     (9,747)              20,206
                                                                             -------------       -------------

              Unrealized gain (loss) on investment securities
                  available for sale                                      $       (18,920)              39,222
                                                                             =============       =============

     Loan for other real estate owned                                     $         22,983               -
                                                                             =============       =============

See accompanying review report of KPMG Peat Marwick LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1997

            See accompanying review report of KPMG Peat Marwick LLP


(1)    Basis of Presentation

       (a)     Interim Financial Information

               The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

       (b)     Effective New Accounting Pronouncements

               In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



               This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier of retroactive application is not permitted.

               The adoption of this Statement did not have a material impact on the Company.

               In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS.

               This Statement supersedes Opinion 15 and AICPA Accounting Interpretations 1-102 of Opinion 15.

               This Statement is effective for financial statements issued for period ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented.

               The adoption of this Statement will not have a material impact on the Company.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



(2) Investment Securities Held to Maturity and Investment Securities Available for Sale

     The amortized cost and estimated market values of investment securities held to maturity at March 31, 1997 and December 31, 1996 are summarized as follows:

                                                   March 31, 1997                December 31, 1996
                                                   --------------                -----------------

                                              Amortized      Estimated       Amortized        Estimated
                                                 cost       market value        cost         market value
                                                 ----       ------------        ----         ------------
       U.S. Treasury securities
           and municipals                     $  190,000       190,760          190,000         191,310
                                                 =======       =======          =======         =======

       The amortized cost and estimated market value of investment securities available for sale as of March 31, 1997 and December 31, 1996 are as follows:

                                                   March 31, 1997                December 31, 1996
                                                   --------------                -----------------

                                              Amortized      Estimated       Amortized        Estimated
                                                 cost       market value        cost         market value
                                                 ----       ------------        ----         ------------
       U.S. Treasury securities               $4,916,187     14,887,520      15,899,684       15,964,395
                                              ==========     ==========      ==========       ==========

       As of March 31, 1997, the Company had securities sold under agreement to repurchase of $2,586,410. All agreements were one-day transactions, thus the carrying value, market value, and borrowings were equal at quarter end.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



       The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed coupon Agreements are treated as financings, and the obligations to repurchase securities sold are reflected as other borrowed funds in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At March 31, 1997, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended March 31, 1997, Agreements outstanding averaged approximately $2,951,033 and the maximum amount outstanding during the quarter ended was $42,731,198. Total interest expense paid on repurchase Agreements was $34,239 for the quarter ended March 31, 1997.


 (3)   Loans

       Major categories of loans included in the loan portfolio at March 31, 1997 and December 31, 1996 are summarized as follows:

                                                                         March 31,       December 31,
                                                                            1997             1996
                                                                            ----             ----
               Commercial-secured                                    $   10,544,072       10,461,047
               Commercial-unsecured                                       3,779,394        3,988,842
               Real estate - primarily commercial                        70,663,115       69,924,987
               Other (installment and overdrafts)                         3,577,515        3,393,462
                                                                          ---------      -----------

                                                                         88,564,096       87,768,338
               Allowance for loan losses                                   (912,959)        (887,803)
               Deferred loan origination fees                              (345,779)        (347,547)
                                                                        -----------      -----------

                                                                     $   87,305,358       86,532,988
                                                                        ===========      ===========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



       The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at March 31, 1997 and December 31, 1996 were $1,525,617 and $86,211 and $1,159,868 and
       $24,930, respectively. Those loans with a probable loss have a specific reserve established. All other impaired loans are accounted for in the general allowance for loan loss. The average recorded investment in impaired loans during the first quarter 1997 was $86,439. No interest income was recognized during the first quarter 1997 on impaired loans.

       The activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996 is as follows:

                                                                        Three months ended March 31,
                                                                        ----------------------------

                                                                            1997            1996
                                                                            ----            ----
       Balance at the beginning of the period                             $ 887,803          856,803

       Charge offs                                                          (13,547)         (26,277)
       Recoveries                                                             2,703            8,704
       Provision for loan losses                                             36,000           60,000
                                                                           --------         --------

       Balance at the end of the period                                   $ 912,959          899,230
                                                                            =======          =======

       At March 31, 1997 and December 31, 1996, certain stockholders, directors and employees and their related interests were indebted to the Company in the aggregate amounts of $12,909,263 and $12,717,857, respectively. All such loans were made in the ordinary course of business.


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



(4)    Deposits

       Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at March 31, 1997 and December 31, 1996 are as follows:


                                                                            1997             1996
                                                                            ----             ----
               Three months or less                              $       21,081,150       19,976,908
               Three through twelve months                                8,946,707        7,044,986
               Over one year                                              1,158,593        1,425,096
                                                                          ---------        ---------

                                                                 $       31,186,450       28,446,990
                                                                         ==========       ==========

(5)   Commitments

       In the normal course of business, the Company has various commitments to extend credit and standby letters of credit which are not reflected in the condensed consolidated financial statements. At March 31, 1997 and December 31, 1996, the Company had commitments to customers of approximately $46,683,524 and $46,992,675 for approved lines of credit, $1,449,992 and $991,880 for standby letters of credit, and $13,806,000 and $11,904,430 for unfunded firm loan commitments, respectively.

(6)    Earnings Per Common and Common Equivalent Share

       Earnings per share is calculated based on the weighted average number of shares outstanding during the period including the assumed conversion of stock options using the modified treasury stock method. The effect of the conversion of these common stock equivalents was an increase for March 31, 1997 and December 31, 1996 of 2,843.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         The accompanying condensed consolidated financial statements of the Company are primarily affected by the operation of the NATIONAL BANK OF COMMERCE (the "Bank"), its wholly owned subsidiary.

         The following discussion and analysis presents a review of the Company's Condensed Consolidated Financial Condition and Results of Operations. This review should be read in conjunction with the condensed consolidated financial statements and other financial data presented herein.

Summary:
-------

         At the end of the first quarter of 1997, the Company had a profit of $201,763 as compared to a profit of $161,446 for the same period in 1996. The total interest expense during the first quarter of 1997 decreased 2.5% to $1,035,664. this is the result of premium rates paid on new deposits when the Bank opened three (3) branches in 1995 and early 1996. A large percentage of these deposits were 1-year CD's which have since matured and rolled over at a lower rate.

         Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average stockholder equity (ROAE). A comparison of these ratios for the first quarter of the last two years is as follows:

                                              ------------------------------------------
                                                      For the Three Months Ending
                                              ------------------------------------------
                                               3/31/97                     3/31/96
                -------------------------------------------------------------------------
                ROAA                                   .69%                        .64%
                -------------------------------------------------------------------------
                ROAE                                  8.64%                       8.04%
                -------------------------------------------------------------------------
                NET INCOME                         $201,763                    $161,446
                -------------------------------------------------------------------------
                AVERAGE ASSETS                 $116,594,805                $103,546,868
                -------------------------------------------------------------------------
                AVERAGE CAPITAL                  $9,346,359                  $8,015,759
                -------------------------------------------------------------------------

Net Interest Income
-------------------

         Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and stockholders' equity. Net interest income for the first quarter of the last two years is as follows:


                                                   -----------------------------------------
                                                          For the Three Months Ending
                                                   -----------------------------------------
                                                         3/31/97                  3/31/96
--------------------------------------------------------------------------------------------
INTEREST INCOME                                        $2,253,546                $2,122,424
--------------------------------------------------------------------------------------------
INTEREST EXPENSE                                       $1,035,664                $1,061,910
--------------------------------------------------------------------------------------------
NET INTEREST INCOME                                    $1,217,882                $1,060,514
--------------------------------------------------------------------------------------------

         Net interest income of $1,217,882 for the first quarter of 1997 was a 14.9% increase over the same period in 1996, which had a net interest income of $1,060,514.

         On an annualized basis, the Company's net interest margin was 4.55% through the first quarter of 1997 compared to 4.92% through the first quarter of 1996.

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

         There are currently thirteen (13) non-accruing loans totaling $1,409,558 as of March 31, 1997. This compares with non-accruing loans of $1,639,830 as of March 31, 1996. Of the 1997 figure, four (4) loans totaling $735,974 are collateralized with first mortgages. One of the properties secured by a first mortgage is under contract to sell. Also, there are three (3) loans totaling $258,445 secured by second mortgages. Of the three (3) second mortgage loans, one (1) property which is secured by a second mortgage is under contract to sell and should close before the end of the second quarter of 1997. There are three (3) installment loans totaling $24,218, all secured by vehicles. Of the three (3) installment loans, two (2) continue to be current. There are three (3) unsecured loans totaling $390,921. The largest unsecured loan in the amount of $318,329 is a collateral pledge of a buy-out of a doctor's practice. This loan continues to be current with interest paid monthly and principal reductions made quarterly. Also, another unsecured loan in the amount of $16,384 will be paid from the proceeds of a sale of property.

         The Company's allowance for loan losses at March 31, 1997 was $912,959, a 1.03% reserve on total loans outstanding. This compares to an allowance of $899,230, a 1.31% reserve of total loans outstanding, at March 31, 1996.

Non-Interest Income
-------------------

         During the first quarter of 1997, fees collected on real estate construction loan closings totaled $40,177, as compared to $79,644 for the first quarter of 1996. These fees are classified under the Other Operating Income section of the condensed consolidated statement of operations. This is the major reason for customer service fees for March 31, 1997 in the amount of $152,696 declining from $198,179 for the same period in 1996. The Bank continues to have strict controls on operations which allows for collecting penalties on Insufficient Funds checks and the like.

Non-Interest Expense
--------------------

         Operating expenses increased $80,518 to $1,012,318 for the three (3) months ended March 31, 1997, compared with the same period for 1996, which had operating expenses of $931,800. A portion of the increase was for annual salary adjustments which go into effect during the first quarter of each year. Also, occupancy expense increased $39,796 during the first quarter of 1997 as a result of the annual Consumer Price Index increases on the leases for the Bank's main office and the branch which opened in January 1996.

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

         Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At March 31, 1997, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.16% (10.85% for the Company on a consolidated basis).

         The Company stands ready to infuse additional capital into the Bank should it be warranted.

Impact of Inflation
-------------------

         The condensed consolidated financial statements and related financial data and notes presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company and the Bank are monetary in nature. As a result, interest rates have a more significant impact on the performance of the Company and the Bank than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies.

Legal Action
------------

         Neither the Company nor the Bank are involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

Competition
-----------

         All areas of the Company's business are highly competitive. The Company faces heavy competition, both from local and national financial institutions and from various other providers of financial services. By industry standards, the Company relies heavily on large deposit customers. In the opinion of management, this factor is a result of its customer base and local demographics. The Bank and the Company are adequately capitalized.

Accounting Pronouncements
-------------------------

SFAS No. 125

         In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards #125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier of retroactive application is not permitted.

         The adoption of this Statement did not have a material impact on the Company.

SFAS No. 128

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards #128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This Statement simplifies the standards for computing earning per share previously found in APB Opinion 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. This Statement supersedes Opinion 15 and AICPA Accounting Interpretations 1-102 of Opinion 15.

         This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented.

         The adoption of this Statement will not have a material impact on the Company.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held on April 21, 1997. At that meeting, Donald J. Barker, Robert E. Battaglia, Jane H. Louttit, Ernst R. Janvrin and W. Charles Shuffield were each elected as a director for a three (3) year term. Russell Barkett, C. Durham Barnes, M.D., Robert B. Boswell, M.D., Stephen C. Cahill, Kenneth M. Clayton, Guy D. Colado, Tony Lombardi, Jr., Stephen G. Miller, Willie C. Moss, and Frederick A. Raffa, Ph.D., will continue as directors following the annual meeting.

Item 5.  Other Information

         The Trustees of the National Bank of Commerce 401(k) Plan purchased 451 shares of the Company's common stock at a price of $13.00 per share on April 10, 1997.

Item 6.           Exhibits and Reports on Form 8-K

(a)      EXHIBITS
         --------

--------------------------------------------------------------------------------
   Exhibit No.            Description and Location
   -----------            ------------------------
--------------------------------------------------------------------------------
      27                  Article 9 Financial Data Schedule (for SEC use only).
--------------------------------------------------------------------------------

(b)      FORM 8-K
         --------

         No reports on Form 8-K were filed by the Company for the fiscal quarter ended March 31, 1997.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMMERCE NATIONAL CORPORATION


Dated:  May 15, 1997
                                            By:/s/ Guy D. Colado
                                               --------------------------------
                                               GUY D. COLADO, President and
                                               Chief Executive Officer


Dated:  May 15, 1997
                                            By:/s/ Alan M. Scarboro
                                               ---------------------------------
                                               ALAN M. SCARBORO,
                                               Secretary/Treasurer