Form 10-Q
period 1997-06-30
COMMERCE NATIONAL CORP
filed 1997-08-08
CIK 773319

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
     For transition period from ____________ to _____________

                       Commission file number:  2-98960A

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

     On August 1, 1997, Commerce National Corporation (the "Company") had 596,235 shares of common stock, par value $0.10 per share, issued and outstanding.

                  (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The financial statements begin on the following page.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY



                               Table of Contents



Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--June 30, 1997 and December 31, 1996

Condensed consolidated statements of operations (unaudited)--Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

Condensed consolidated statements of cash flows (unaudited)--Six months ended June 30, 1997 and 1996

Selected notes to condensed consolidated financial statements (unaudited)--June 30, 1997

The Board of Directors
Commerce National Corporation and Subsidiary:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of June 30, 1997 and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 1997 and 1996 and condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 5, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ KPMG Peat Marwick LLP

Orlando, Florida
July 18, 1997

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
               Condensed Consolidated Balance Sheets (Unaudited)




                                                         June 30,   December 31,
Assets                                                     1997         1996
------                                                     ----         ----

Cash and due from banks                              $   4,766,329   3,389,652
Federal funds sold                                       2,650,000   1,500,000
Investment securities available for sale (note 2)       17,459,538  15,964,395
Investment securities held to maturity (note 2)            190,000     190,000
Loans, net (note 3)                                     90,227,210  86,532,988
Accrued interest receivable                                755,683     723,329
Premises and equipment, net                              3,574,723   3,501,875
Other real estate owned                                    774,957   1,018,405
Deferred tax asset, net                                    279,323     242,217
Federal Reserve Bank stock, at cost                        150,000     150,000
Federal Home Loan Bank stock, at cost                      341,300     300,000
Prepaid expenses and other assets                           97,686     114,298
Executive supplemental income plan - cash
  surrender value life insurance policies                1,270,357   1,238,809










                                                           -------     -------
                                       Total assets   $122,537,106 114,865,968
                                                       =========== ===========


See accompanying review report of KPMG Peat Marwick LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).



                                                     June 30,      December 31,
              Liabilities                               1997           1996
              -----------                               ----           ----

Deposits (note 4):
  Noninterest bearing                               $ 15,523,551    15,988,515
  Interest bearing                                    92,247,938    85,055,755
                                                    ------------   -----------

Total deposits                                       107,771,489   101,044,270
Federal Home Loan Bank advances                        1,218,735     1,222,647
Other borrowed funds                                   3,364,644     2,986,288
Accrued interest payable                                 151,209       136,276
Accounts payable and other liabilities                   362,642       248,067
                                                    ------------   -----------

Total liabilities                                    112,868,719   105,637,548
                                                    ------------   -----------


  Stockholders' Equity
  --------------------

Common stock, par value $.10 per share (1,000,000
 shares authorized; 618,035 and 617,584
 shares issued and 596,235
  and 595,784 shares outstanding at June 30, 1997
  and December 31, 1996, respectively)                    61,804        61,759
Additional paid-in capital                             6,071,128     6,065,310
Treasury stock, at cost (21,800 shares at
  June 30, 1997 and December 31, 1996)                  (208,640)     (208,640)
Retained earnings                                      3,727,619     3,269,630
Unrealized gain on investments available for
 sale, net                                                16,476        40,361
                                                    ------------   -----------

Total stockholders' equity                             9,668,387     9,228,420

Commitments and contingencies (note 5)

                                                         -------       -------
Total liabilities and stockholders' equity          $122,537,106   114,865,968
                                                    ============   ===========

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
          Condensed Consolidated Statements of Operations (Unaudited)

                                      Three months ended      Six months ended
                                     ---------------------  --------------------
                                           June 30,               June 30,
                                        1997       1996       1997       1996
                                     ----------  ---------  ---------  ---------

Interest income:
 Loans                               $2,142,384  1,612,762  4,128,226  3,350,484
 Investment securities                  245,334    286,651    489,992    525,205
 Federal funds sold                      41,744     95,795     56,527    224,411
 Federal Reserve Bank stock               2,250      2,250      4,500      4,591
 Federal Home Loan Bank stock                 -     12,514      5,470     12,514
 Due from banks                             668     26,514      1,211     41,704
                                     ----------  ---------  ---------  ---------

   Total interest income              2,432,380  2,036,486  4,685,926  4,158,909

Interest expense                      1,079,972  1,050,009  2,115,636  2,111,919
                                     ----------  ---------  ---------  ---------

   Net interest income                1,352,408    986,477  2,570,290  2,046,990

Provision for loan losses                36,000      -         72,000     60,000
                                     ----------  ---------  ---------  ---------

   Net interest income after
    provision for loan losses         1,316,408    986,477  2,498,290  1,986,990
                                     ----------  ---------  ---------  ---------

Other operating income:
 Customer service fees                  177,677    143,345    330,373    341,524

Other operating expenses:
 Salaries and benefits                  497,367    434,651    998,661    896,943
 Occupancy expense                      209,598    205,635    408,246    364,487
 Legal and professional fees             59,233     60,804    120,245     88,174
 Other expenses                         295,463    254,240    545,456    537,525
 Loss on sale and write down of
  other
  real estate owned                       -         33,908      1,371     33,908
                                     ----------  ---------  ---------  ---------

                                      1,061,661    989,238  2,073,979  1,921,037
                                     ----------  ---------  ---------  ---------

   Net income before taxes              432,424    140,584    754,684    407,477
Income tax expense                      176,198     57,690    296,695    163,137
                                     ----------  ---------  ---------  ---------

   Net income                        $  256,226     82,894    457,989    244,340
                                     ==========  =========  =========  =========

Net income per share (note 6)        $      .43        .15        .77        .45
                                     ==========  =========  =========  =========

Weighted average shares outstanding     596,176    587,848    595,981    555,884
                                     ==========  =========  =========  =========

See accompanying review report of KPMG Peat Marwick LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                            Six months ended
                                                            ----------------
                                                                June 30,
                                                           1997          1996
                                                           ----          ----
Cash flows provided by operating activities:
      Net income                                       $   457,989      244,340

 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation of  premises and equipment                 141,419      129,184
    Net amortization of premiums and accretion of
     discounts on investment securities held to
     maturity and investment
     securities available for sale                         (34,890)        (927)
   Provision for loan  losses                               72,000       60,000
   Deferred loan origination fees                           20,044       72,564
   Deferred tax benefit                                     (2,783)           -
   Provision for other real estate owned                         -        7,080
   Loss on sale of other real estate owned                   1,371            -
   Writedown to fair value on other real estate owned            -       26,828
   Executive supplemental income plan - additional
    cash surrender value                                   (31,548)     (36,238)

   Cash provided by (used in) changes in:
    Accrued interest receivable                            (32,354)     (79,781)
    Prepaid expenses and other assets                       16,612       12,298
     Accrued interest payable                               14,933      (63,613)
     Accounts payable and other liabilities                 96,115       40,693
                                                       -----------   ----------

     Net cash provided by operating activities             718,908      412,428
                                                       -----------   ----------

Cash flows provided (used in) by investing
 activities:
 Net loans made to customers                            (3,834,543)  (8,859,283)
 Decrease (increase) in federal funds sold              (1,150,000)   7,200,000
 Purchases of investment securities available for
  sale                                                  (4,000,000)  (7,899,762)
 Proceeds from maturity of investment securities
  available for sale                                     2,500,000            -
 Proceeds from maturities of investment securities
  held to maturity                                               -    2,000,000
 Purchase of premises and equipment                       (214,267)    (259,201)
 Proceeds from sale of other real estate owned             290,353            -
 Redemption (purchase) of Federal Home Loan Bank stock     (41,300)     107,200
 Federal Home Loan Bank note receivable                          -     (450,008)
                                                       -----------   ----------

     Net cash (used in) investing activities            (6,449,757)  (8,161,054)
                                                       -----------   ----------

                                                              (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
    Condensed Consolidated Statements of Cash Flows (Unaudited), Continued


                                                                       Six months ended
                                                                       ----------------
                                                                           June 30,
                                                                       1997        1996
                                                                       ----        ----
Cash flows provided by (used in) financing  activities:
     Net increase in demand deposits, NOW accounts and passbook
       savings accounts                                             1,277,193   1,959,629
     Net increase in certificates of deposit                        5,450,026   4,610,728
     Principal payment on mortgage note payable                       (12,725)    (11,718)
     Increase in repurchase agreements                                391,081     703,150
     Net repayment of borrowings from the Federal Home Loan Bank       (3,912)     (3,700)
     Sale of treasury stock                                              -         24,411
     Purchase of treasury stock                                          -        (24,411)
     Sale of common stock                                               5,863     722,190
                                                                   ----------   ---------

            Net cash provided by financing activities               7,107,526   7,980,279
                                                                    ---------   ---------

            Net increase in cash and cash equivalents               1,376,677     231,653


Cash and cash equivalents at the beginning of period                3,389,652   3,897,057
                                                                   ----------   ---------

Cash and cash equivalents at end of period                         $4,766,329   4,128,710
                                                                   ==========   =========

Cash paid during the period for:
     Interest                                                      $2,100,703   2,175,532
                                                                   ==========   =========

     Income taxes                                                  $     -        118,035
                                                                   =========    =========

                                                                (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
    Condensed Consolidated Statements of Cash Flows (Unaudited), Continued




                                                                         Six months ended
                                                                         -----------------
                                                                             June 30,
                                                                          1997     1996
                                                                          ----     ----

Supplemental disclosure for non-cash items:
  Market value adjustment - investments available for sale:
    Investments                                                         $24,964  (51,647)
    Deferred income tax liability                                         8,488  (17,560)
                                                                        -------  -------

        Unrealized gain on investments available for sale               $16,476  (34,087)
                                                                        =======  =======

    Transfer loan to other real estate owned                            $48,277  399,170
                                                                        =======  =======


See accompanying review report of KPMG Peat Marwick LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1997

            See accompanying review report of KPMG Peat Marwick LLP



(2)  Basis of Presentation

     (a)  Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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


                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



(2) Investment Securities Held to Maturity and Investment Securities Available for Sale

    The amortized cost and estimated market values of investment securities held to maturity at June 30, 1997 and December 31, 1996 are summarized as follows:

                                    June 30, 1997           December 31, 1996
                                    -------------           -----------------

                                Amortized    Estimated     Amortized    Estimated
                                  cost      market value      cost     market value
                                  ----      ------------      ----     ------------
 Municipal securities           $190,000      190,658       190,000      191,310
                                ========      =======       =======      =======

 The amortized cost and estimated market value of investments available for sale at June 30, 1997 and December 31, 1996 are as follows:

                                       June 30, 1997             December 31, 1996
                                       -------------             -----------------

                                Amortized      Estimated       Amortized     Estimated
                                  cost        market value       cost       market value
                                  ----        ------------       ----       ------------
 U.S. Treasury securities      $17,434,573     17,459,538     15,899,648     15,964,395
                              ============     ==========     ==========     ==========

As of June 30, 1997, the Company had securities sold under agreement to repurchase of $3,052,855. All agreements were one day transactions, thus the carrying value, market value, and borrowings were equal at quarter end.


                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



  The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At June 30, 1997, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended June 30, 1997, Agreements outstanding averaged approximately $3,171,367 and the maximum amount outstanding during the quarter was $4,405,931. Total interest expense paid on repurchase Agreements was $39,180 and $19,536 for the quarter ended June 30, 1997 and June 30, 1996, respectively, and $73,419 and $31,592 for the six months ended June 30, 1997 and June 30, 1996, respectively.

(3)  Loans

  Major categories of loans included in the loan portfolio at June 30, 1997 and December 31, 1996 are summarized as follows:

                                          1997         1996
                                          ----         ----
Commercial-secured                    $10,701,855   10,461,047
Commercial-unsecured                    4,099,814    3,988,842
Real estate - primarily commercial     73,388,320   69,924,987
Other (installment and overdrafts)      3,357,814    3,393,462
                                      -----------   ----------

                                       91,547,803   87,768,338
Allowance for loan losses                (952,902)    (887,803)
Deferred loan origination fees           (367,691)    (347,547)
                                      -----------   ----------

                                      $90,227,210   86,532,988
                                      ===========   ==========


                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



 The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at June 30, 1997 and December 31, 1996 were $1,102,359 and $33,619 and $1,159,868 and $24,930, respectively. All impaired loans had an associated allowance for loan losses. The average recorded investment in impaired loans during the second quarter was $1,313,988. No interest income was recognized during the quarter on impaired loans.

 The activity in the allowance for loan losses for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996 is as follows:

                                         Three months ended  Six months ended
                                              June 30,           June 30,
                                              --------           --------

                                           1997     1996      1997      1996
                                           ----     ----      ----      ----
Balance at the beginning of
 the period                              $912,959  899,230   887,803   856,803

Charge offs                                     -  (51,044)  (13,547)  (77,321)
Recoveries                                  3,943    6,296     6,646    15,000
Provision for loan losses                  36,000        -    72,000    60,000
                                         --------  -------   -------   -------

Balance at the end of the period         $952,902  854,482   952,902   854,482
                                         ========  =======   =======   =======

 At June 30, 1997 and December 31, 1996, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $13,635,081 and $12,717,857, respectively. All such loans were made in the ordinary course of business.


                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



(4)  Deposits

    Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at June 30, 1997 and December 31, 1996 are as follows:

                                   1997         1996
                                   ----         ----

 Three months or less           $21,645,374  19,976,908
 Three through twelve months      9,899,465   7,044,986
 Over one year                    1,693,620   1,425,096
                                -----------  ----------

                                $33,238,459  28,446,990
                                ===========  ==========

(5)  Common Stock

    On April 10, 1997, the Trustees of the National Bank of Commerce 401k plan purchased 451 shares of Commerce National Corporation common stock at $13.00 per share.

(6)  Commitments

    In the normal course of business, the Bank has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At June 30, 1997 and December 31, 1996, the Bank had commitments to customers of approximately $1,031,076 and $991,880 for standby letters of credit, $17,946,104 and $15,435,441 for unfunded firm loan commitments and $51,317,703 and $46,992,674 for approved lines of credit, respectively.

(7)  Earnings Per Share and Common Equivalent Share

    Earnings per share is calculated based on the weighted average number of shares outstanding during the period including the assumed conversion of stock options using the modified treasury stock method. The effect of the conversion of these common stock equivalents was an increase for June 30, 1997 and December 31, 1996 of 4,753 and 2,843, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The accompanying condensed consolidated financial statements of the Company are primarily affected by the operation of the NATIONAL BANK OF COMMERCE (the "Bank"), its wholly owned subsidiary.

     The following discussion and analysis presents a review of the Company's Condensed Consolidated Financial Condition and Results of Operation. This review should be read in conjunction with the condensed consolidated financial statements and other financial data presented herein.

Summary:
-------

     During the second quarter and first six months of 1997, the Company had net income of $256,226 and $457,989, respectively. This compares with net income of $82,894 for the second quarter of 1996 and $244,340 for the first six months of 1996. This is a result of loans increasing 4.2% from year-end 1996 to an all time high of $90,227,210 at the end of the second quarter of 1997. Interest expense for the second quarter ending June 30, 1997 was $1,079,972 compared to $1,050,009 for the same period in 1996, while interest expense totaled $2,115,636 for the first six months of 1997 compared to $2,111,919 for the same period in 1996. While total deposits increased 6.7% to $107,771,489 from year-end 1996 to June 30, 1997, the rates paid on those deposits have re-priced at lower rates.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first six months of the last two years is as follows:

             ----------------------------
               For the Six Months Ending
             ----------------------------
                  6/30/97        6/30/96
-----------------------------------------
ROAA                 .78%           .46%
-----------------------------------------
ROAE                9.70%          5.82%
-----------------------------------------
NET INCOME  $    457,989   $    244,340
-----------------------------------------
AVERAGE     $117,808,934   $105,539,155
 ASSETS
-----------------------------------------
AVERAGE     $  9,447,257   $  8,393,816
 CAPITAL
-----------------------------------------

Net Interest Income
-------------------

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and stockholders' equity. Net interest income for the first six months of the last two years is as follows:

                  ---------------------------
                    For the Six Months Ending
                  ---------------------------
                       6/30/97      6/30/96
---------------------------------------------
INTEREST INCOME       $4,685,926   $4,158,909
---------------------------------------------
INTEREST EXPENSE      $2,115,636   $2,111,919
---------------------------------------------
NET INTEREST          $2,570,290   $2,046,990
 INCOME
---------------------------------------------


     Net interest income increased 37% in the second quarter and 26% in the first six months of 1997 compared to the same periods in 1996.

     On an annualized basis, the Company's net interest margin was 4.68% through the second quarter of 1997 compared to 4.29% through the second quarter of 1996.

     Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the banks' ability to manage their earning asset portfolios and the availability of particular sources of funds.

Provision for Loan Losses
-------------------------

     There were eleven (11) non-accruing loans totaling $1,132,848 as of June 30, 1997. This compares with thirteen (13) non-accruing loans totaling $1,409,558 as of March 31, 1997. Of the June 30, 1997 figure, three (3) loans totaling $624,167 are collateralized with first mortgages. One property secured by a first mortgage has been leased and the loan should be brought current by September 1, 1997. Another property secured by a first mortgage is under contract and should close by year end. There are two (2) loans totaling $120,258 secured by second mortgages. One of the loans that is secured by a second mortgage has a 90% guarantee from the Small Business Administration.
This loan is currently being liquidated with a minimal loss being anticipated. There are three (3) installment loans totaling $16,825, all of which are secured by vehicles. Two of these installment loans continue to be current. There are three (3) unsecured loans totaling $371,598. The largest unsecured loan in the amount of $299,925 is a collateral pledge of a buy-out of a doctor's practice. This loan continues to be current with interest paid monthly and principal reduction made quarterly. Another unsecured loan in the amount of $45,171 continues to be current.

     The Company's allowance for loan losses at June 30, 1997 was $952,902, a 1.04% reserve on total loans outstanding. This compares to an allowance of $854,482, a 1.12% reserve of total loans outstanding, at June 30, 1996.

Non-Interest Income
-------------------

     Non-interest income in the second quarter of 1997 increased 24% compared to the same period in 1996, while non-interest income in the first six months of 1997 declined 3% compared to the same period in 1996. The decline in non-interest income through the first six months of 1997 is the result of fees collected on real estate construction loans totaling $92,961 as compared to $122,639 for the same period in 1996. The Bank continues to have strict controls on operations which allows for collecting penalties on insufficient funds, checks and the like.

Non-Interest Expense
--------------------

     Non-interest expense increased 7.3% in the second quarter and 8% in the first six months of 1997 compared to same periods in 1996. Personnel expense, consisting of salaries, other compensation and employment benefits, increased 14.4% and 11.3% over the aforementioned periods. Occupancy expense increased 2.1% in the second quarter and 12% in the first six months of 1997 as compared to the same periods in 1996 as a result of the Annual Consumer Price Index increases on the leases for the Bank's main office and branch which opened January 1996.

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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At June 30, 1997, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.16% (10.65% for the Company on a consolidated basis).

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

SFAS No. 128

     In February 1997, the FASB issued Statement of Financial Accounting Standards #128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This Statement simplifies the standards for computing earning per share previously found in APB Opinion 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. This Statement supersedes Opinion 15 and AICPA Accounting Interpretations 1-102 of Opinion 15.

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior period EPS data presented.

     The adoption of this Statement will not have a material impact on the Company.

SFAS No. 130

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The statement is required for fiscal years beginning after December 15, 1997.

     The adoption of this standard will require the Bank to disclose as a component of comprehensive income the activity in its unrealized gain or loss on investment securities available for sale.

SFAS No. 131

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is required for fiscal years beginning after December 15, 1997.

     The Bank does not anticipate that adoption of this standard will have a significant impact on its consolidated financial statements upon adoption.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     Neither the Company nor the Bank are involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.
     --------


------------------------------------------------------------------------
Exhibit No.       Description and Location
-----------       ------------------------
------------------------------------------------------------------------
   27             Article 9 Financial Data Schedule (for SEC use only).
------------------------------------------------------------------------


(b)  Reports on Form 8-K.
     -------------------

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended June 30, 1997.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMERCE NATIONAL CORPORATION


Dated:  August 8, 1997
                                By:/s/ Guy D. Colado
                                   --------------------------
                                   GUY D. COLADO, President and
                                   Chief Executive Officer


Dated:  August 8, 1997
                                By:/s/ Alan M. Scarboro
                                   --------------------------
                                   ALAN M. SCARBORO,
                                   Secretary/Treasurer