Form 10-Q
period 1997-09-30
COMMERCE NATIONAL CORP
filed 1997-11-14
CIK 773319

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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


     This filing contains 25 pages. The Exhibit List commences on the sequential page number 23.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On November 1, 1997, Commerce National Corporation (the "Company") had 596,235 shares of common stock, par value $0.10 per share, issued and outstanding.

                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

The financial statements begin on the following page.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY


                               Table of Contents



Independent Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--September 30, 1997 and December 31, 1996

Condensed consolidated statements of operations (unaudited)--Three months ended
   September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996

Condensed consolidated statements of cash flows (unaudited)--Nine months ended
   September 30, 1997 and 1996

Selected notes to condensed consolidated financial statements (unaudited)--
   September 30, 1997

                     Independent Accountants' Review Report
                     --------------------------------------



The Board of Directors
Commerce National Corporation:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of September 30, 1997 and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1997 and September 30, 1996 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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



/s/ KPMG Peat Marwick LLP

Orlando, Florida
October 17, 1997

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (Unaudited)




                                                     September 30,  December 31,
        Assets                                           1997           1996
        ------                                           ----           ----
Cash and due from banks                              $   3,553,241     3,389,652
Federal funds sold                                       8,000,000     1,500,000
Investment securities available for sale (note 2)       16,011,513    15,964,395
Investment securities held to maturity (note 2)            190,000       190,000
Loans, net (note 3)                                     91,982,694    86,532,988
Accrued interest receivable                                805,216       723,329
Premises and equipment, net                              3,541,503     3,501,875
Other real estate owned                                    701,622     1,018,405
Deferred tax asset, net                                    243,781       242,217
Federal Reserve Bank stock, at cost                        150,000       150,000
Federal Home Loan Bank stock, at cost                      341,300       300,000
Prepaid expenses and other assets                           98,421       114,298
Executive supplemental income plan - cash
 surrender value life insurance policies                 1,286,518     1,238,809



                                                       -----------   -----------
       Total assets                                  $ 126,905,809   114,865,968
                                                       ===========   ===========

See accompanying review report of KPMG Peat Marwick LLP and selected notes to condensed consolidated financial statements (unaudited).



                                                          September 30,   December 31,
       Liabilities                                            1997           1996
       -----------                                            ----           ----

Deposits (note 4):
 Noninterest bearing                                      $ 16,622,283     15,988,515
 Interest bearing                                           94,983,724     85,055,755
                                                          ------------    -----------

       Total deposits                                      111,606,007    101,044,270
Federal Home Loan Bank advances                              1,215,034      1,222,647
Other borrowed funds                                         3,525,690      2,986,288
Accrued interest payable                                       159,603        136,276
Accounts payable and other liabilities                         434,443        248,067
                                                          ------------    -----------

       Total liabilities                                   116,940,777    105,637,548
                                                          ------------    -----------

     Stockholders' Equity
     --------------------

Common stock, par value $.10 per share
 (1,000,000 shares authorized; 618,035 and
 617,584 shares issued and 596,235 and
 595,784 outstanding at September 30, 1997
 and December 31, 1996)                                         61,804         61,759
Additional paid-in capital                                   6,071,128      6,065,310
Treasury stock, at cost (21,800 shares at
 September 30, 1997 and December 31, 1996)                    (208,640)      (208,640)
Retained earnings                                            4,002,924      3,269,630
Unrealized gain on investments available for
 sale, net                                                      37,816         40,361
                                                          ------------    -----------

       Total stockholders' equity                            9,965,032      9,228,420

Commitments (note 6)
                                                          ------------    -----------
       Total liabilities and stockholders' equity         $126,905,809    114,865,968
                                                          ============    ===========

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (Unaudited)


                                     Three months ended      Nine months ended
                                     ------------------      -----------------
                                         September 30,          September 30,
                                       1997        1996         1997     1996
                                       ----        ----         ----     ----
Interest income:
 Loans                               $2,163,611  1,796,049  6,291,837  5,146,533
 Investment securities                  274,320    310,006    764,312    835,211
 Federal funds sold                      50,925     11,391    107,452    235,802
 Federal Reserve Bank stock               2,250      2,250      6,750      6,841
 Federal Home Loan Bank
  stock                                  12,338          -     17,808     12,514
 Due from banks                             443      1,426      1,654     43,130
                                     ----------  ---------  ---------  ---------

   Total interest income              2,503,887  2,121,122  7,189,813  6,280,031
Interest expense                      1,127,062    995,961  3,242,698  3,107,880
                                     ----------  ---------  ---------  ---------

   Net interest income                1,376,825  1,125,161  3,947,115  3,172,151
Provision for loan losses                36,000          -    108,000     60,000
                                     ----------  ---------  ---------  ---------

   Net interest income after
    provision for loan losses         1,340,825  1,125,161  3,839,115  3,112,151
                                     ----------  ---------  ---------  ---------

Other operating income:
 Customer service fees                  185,928    157,146    516,301    498,670
Other operating expenses:
 Salaries and benefits                  527,920    444,980  1,526,581  1,341,923
 Occupancy expense                      219,501    210,147    627,747    574,634
 Legal and professional fees             61,525     73,605    181,770    161,779
 Other expenses                         257,941    222,141    803,397    759,666
 Loss on sale and write down of
  other real estate owned                 5,316     27,975      6,687     61,883
                                     ----------  ---------  ---------  ---------

                                      1,072,203    978,848  3,146,182  2,899,885
                                     ----------  ---------  ---------  ---------

   Net income before taxes              454,550    303,459  1,209,234    710,936
Income tax expense                      179,245    114,448    475,940    277,585
                                     ----------  ---------  ---------  ---------

   Net income                        $  275,305    189,011    733,294    433,351
                                     ==========  =========  =========  =========

Earnings per share (note 7)                $.46        .34       1.23        .77
                                     ==========  =========  =========  =========

Weighted average shares
 outstanding                            596,235    555,915    596,066    562,794
                                     ==========  =========  =========  =========


See accompanying review report of KPMG Peat Marwick LLP and selected notes to condensed consolidated financial statements (unaudited).

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                          Nine months ended
                                                          -----------------
                                                             September 30,
                                                          1997           1996
                                                          ----           ----

Cash flows provided by operating activities:
 Net income                                          $    733,294       433,351

 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation of  premises and equipment              223,064       193,656
     Net amortization of premiums and accretion of
      discounts on investment securities held to
      maturity and investment securities available
      for sale                                            (51,226)      (11,131)
     Provision for loan losses                            108,000        60,000
     Deferred loan origination fees                        39,599        84,506
     Provision for other real estate owned                      -         7,080
     Loss on sale of other real estate owned                6,687        27,975
     Write down to fair value on other real estate
      owned                                                     -        26,828
     Executive supplemental income plan -
      additional cash surrender value                     (47,709)      (51,939)
     Cash provided by (used in) changes in:
         Accrued interest receivable                      (81,887)     (116,002)
         Prepaid expenses and other assets                 15,877        17,802
         Accrued interest payable                          23,327       (79,152)
         Accounts payable and other liabilities           186,376        68,545
                                                     ------------   -----------

      Net cash provided by operating activities         1,155,402       661,519
                                                     ------------   -----------

Cash flows provided by (used in) investing
 activities:
 Net loans made to customers                           (5,645,581)  (12,351,851)
 Decrease (increase) in federal funds sold             (6,500,000)    6,500,000
 Purchases of investment securities available for
  sale                                                 (5,500,000)   (7,899,762)
 Proceeds from maturity of investment securities
  available for sale                                    4,500,000     1,500,000
 Proceeds from calls of investment securities
  available for sale                                      500,000             -
 Proceeds from sales of investment securities
  available for sale                                      500,000             -
 Proceeds from maturities of investment securities
   held to maturity                                             -     2,000,000
 Purchase of premises and equipment                      (262,692)     (266,619)
 Redemption/(purchase) of Federal Home Loan Bank
  stock                                                   (41,300)      107,200
 Proceeds from sale of other real estate owned            358,371       371,195
                                                     ------------   -----------

      Net cash used in investing activities           (12,091,202)  (10,039,837)
                                                     ------------   -----------

                                                              (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY


                                                         Nine months ended
                                                         -----------------
                                                            September 30,
                                                         1997           1996
                                                         ----           ----
Cash flows provided by financing activities:
 Net increase in demand deposits, NOW accounts
  and passbook savings accounts                          7,947,554   3,764,542
 Net increase in certificates of deposit                 2,614,183   3,622,732
 Principal repayment on mortgage note payable              (19,260)    (17,743)
 Increase in repurchase agreements                         558,662   1,083,492
 Repayment of  borrowings from the Federal Home
  Loan Bank                                                 (7,613)     (6,950)
 Sale of treasury stock                                          -      24,411
 Purchase of treasury stock                                      -     (24,411)
 Sale of common stock                                        5,863     722,190
                                                       -----------   ---------

      Net cash provided by financing activities         11,099,389   9,168,263
                                                       -----------   ---------

      Net increase (decrease) in cash and cash
       equivalents                                         163,589    (210,055)

Cash and cash equivalents at the beginning of the
 period                                                  3,389,652   3,897,057
                                                       -----------   ---------

Cash and cash equivalents at the end of the period     $ 3,553,241   3,687,002
                                                       ===========   =========

Cash paid during the period for:
 Interest                                              $ 3,219,317   3,187,032
                                                       ===========   =========

 Income taxes                                          $   406,200     249,035
                                                       ===========   =========

                                                               (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY



                                                             Nine months ended
                                                             -----------------
                                                               September 30,
                                                              1997       1996
                                                              ----       ----
Supplemental disclosures for noncash transactions:
 Market value adjustment - investments available for sale:
  Investments                                                 $60,603  (26,552)
  Deferred income tax liability                                22,787   (9,028)
                                                              -------  -------

   Unrealized gain on investments available for sale          $37,816  (17,524)
                                                              =======  =======


 Transfer foreclosed loan to other real estate owned          $48,277  504,527
                                                              =======  =======

See accompanying review report of KPMG Peat Marwick LLP and selected notes to condensed consolidated financial statements (unaudited).

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1997

            See accompanying review report of KPMG Peat Marwick LLP



(1)  Basis of Presentation

     (a)   Interim Financial Information

           The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     (b)   Statement of Cash Flows

           For purposes of the condensed consolidated statement of cash flows, the Company considers cash and due from banks, noninterest bearing deposits in other banks, and investment securities with less than three months maturity at acquisition, to be cash equivalents.


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



     (c)   Derivative Financial Instruments

           The Company has interest rate risk exposure relating to its investments in interest sensitive assets and funding through interest sensitive liabilities. Management continually monitors the Company's interest rate risk level by determining the effect of various interest rate movements on the level of exposure. Management considers the level of exposure in determining the appropriate duration mix of interest sensitive assets in relation to interest sensitive liabilities, and the pricing of such assets and liabilities. The Company does not have any investment in derivative financial instruments.

(2) Investment Securities Held to Maturity and Investment Securities Available for Sale

     The amortized cost and estimated market values of investment securities held to maturity at September 30, 1997 and December 31, 1996 are summarized as follows:

                                 September 30, 1997        December 31, 1996
                                 ------------------        -----------------

                               Amortized     Estimated   Amortized    Estimated
                                 cost      market value    cost     market value
                                 ----      ------------    ----     ------------
     Municipal security        $190,000       190,505     190,000       191,310
                               ========       =======     =======       =======

     The amortized cost and estimated market value of investments available for sale at September 30, 1997 and December 31, 1996 are as follows:

                                 September 30, 1997        December 31, 1996
                                 ------------------        -----------------

                               Amortized     Estimated   Amortized    Estimated
                                 cost      market value    cost     market value
                                 ----      ------------    ----     ------------
U.S. Treasury securities      $15,950,910   16,011,513   15,899,648  15,964,395
                              ===========   ==========   ==========  ==========

                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



     As of September 30, 1997, the Company had securities sold under agreements to repurchase of $3,220,436. All agreements were one day transactions, thus the carrying value, market value and borrowings were equal at quarter end.

     The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At September 30, 1997, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended September 30, 1997, Agreements outstanding averaged approximately $3,768,722 and the maximum amount outstanding during the quarter was $4,485,363. Total interest expense paid on repurchase Agreements was $45,569 and $14,012 for the quarter ended September 30, 1997 and September 30, 1996, respectively, and $118,988 and $45,604 for the nine months ended September 30, 1997 and September 30, 1996, respectively.


(3)  Loans

     Major categories of loans included in the loan portfolio at September 30, 1997 and December 31, 1996 are summarized as follows:

                                                1997         1996
                                                ----         ----
      Commercial-secured                    $10,696,210   10,461,047
      Commercial-unsecured                    3,813,311    3,988,842
      Real estate - mortgage                 75,923,274   69,924,987
      Other (installment and overdrafts)      2,924,253    3,393,462
                                            -----------   ----------

                                             93,357,048   87,768,338
      Allowance for loan losses                (987,208)    (887,803)
      Deferred loan origination fees           (387,146)    (347,547)
                                            -----------   ----------

                                            $91,982,694   86,532,988
                                            ===========   ==========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



     The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at September 30, 1997 and December 31, 1996 were $1,491,520 and $36,716 and $1,159,868 and
     $24,930, respectively. All impaired loans had an associated allowance for loan losses. The average recorded investment in impaired loans during the third quarter was $1,296,940. No interest income was recognized during the quarter on impaired loans.

     The activity in the allowance for loan losses for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 is as follows:

                                  Three months ended       Nine months ended
                                    September 30,            September 30,
                                    -------------            -------------

                                    1997      1996           1997       1996
                                    ----      ----           ----       ----
     Balance at the beginning
      of the period               $952,902   854,482        887,803    856,803

     Charge offs                    (7,436)  (23,966)       (20,983)  (101,287)
     Recoveries                      5,742    21,500         12,388     36,500
     Provision for loan losses      36,000         -        108,000     60,000
                                  --------   -------        -------   --------

     Balance at the end of the
      period                      $987,208   852,016        987,208    852,016
                                  ========   =======        =======   ========

     At September 30, 1997 and December 31, 1996, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $13,490,618 and $12,717,857, respectively. All such loans were made in the ordinary course of business.

(4)  Deposits

     Included in interest bearing deposits are certificates of deposit and individual retirement accounts issued in amounts of $100,000 or more. These certificates and retirement accounts and their remaining maturities at September 30, 1997 and December 31, 1996 are as follows:


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP

                                          1997         1996
                                          ----         ----

        Three months or less           $21,827,567  19,976,908
        Three through twelve months      7,747,867   7,044,986
        Over one year                    1,712,176   1,425,096
                                        ----------  ----------

                                       $31,287,610  28,446,990
                                        ----------  ----------

(5)  Common Stock

     As of April 10, 1997, the Trustees of the National Bank of Commerce 401k plan purchased 451 shares of Commerce National Corporation common stock at $13.00 per share.


(6)  Commitments and Contingencies

     In the normal course of business, the Company has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At September 30, 1997 and December 31, 1996, the Company had commitments to customers of approximately $48,029,763 and $46,992,674 for approved lines of credit, $1,042,765 and $991,880 for standby letters of credit and $18,794,133 and $15,435,441 for unfunded firm loan commitments, respectively.


(7)  Earnings Per Share and Common Equivalent Share

     Earnings per share is calculated based on the weighted average number of shares outstanding during the period including the assumed conversion of stock options using the modified treasury stock method. The effect of the conversion of these common stock equivalents was an increase of shares outstanding for September 30, 1997 and December 31, 1996 of 10,753 and 2,843, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The accompanying financial statements of the Company are primarily affected by the operation of the NATIONAL BANK OF COMMERCE (the "Bank"), its wholly owned subsidiary.

     The following discussion and analysis present a review of the Company's Consolidated Financial Condition and Results of Operation. This review should be read in conjunction with the consolidated financial statements and other financial data presented herein.

Summary:
-------

     During the third quarter and the first nine months of 1997, the Company had net income of $275,305 and $733,294, respectively. This compares with net income of $189,011 for the third quarter of 1996 and $433,351 for the first nine months of 1996. This is a result of loans increasing 6% from year-end 1996 to an all time high of $91,982,694 at the end of the third quarter of 1997. Interest income for the third quarter ending September 30, 1997 was $2,503,887 compared to $2,121,122 for the same period in 1996. Total interest income was $7,189,813 for the first nine months of 1997 compared to $6,280,031 for the same period in 1996. Interest expense for the third quarter ending September 30, 1997 was $1,127,062 compared to $995,961 for the same period in 1996, while interest expense totaled $3,242,698 for the first nine months of 1997 compared to $3,107,880 for the same period in 1996. While total deposits increased 11% to $111,606,007 for year-end 1996 to September 30, 1997, the rates paid on these deposits have remained basically unchanged.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first nine months of the last two years is as follows:

                             -----------------------------------
                                   For the Nine Months Ending
                             -----------------------------------
                                   9/30/97             9/30/96
           -----------------------------------------------------
                ROAA                      .81%              .54%
           -----------------------------------------------------
                ROAE                    10.20%             6.75%
           -----------------------------------------------------
             NET INCOME           $    733,294      $    433,351
           -----------------------------------------------------
           AVERAGE ASSETS         $119,919,724      $106,527,366
           -----------------------------------------------------
           AVERAGE CAPITAL        $  9,584,052      $  8,562,993
           -----------------------------------------------------

Net Interest Income
-------------------

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and shareholders' equity. Net interest income for the first nine months of the last two years is as follows:


                                --------------------------------
                                      For the Nine Months Ending
                                --------------------------------
                                         9/30/97        9/30/96
           -----------------------------------------------------
           INTEREST INCOME             $7,189,813     $6,280,031
           -----------------------------------------------------
           INTEREST EXPENSE            $3,242,698     $3,107,880
           -----------------------------------------------------
           NET INTEREST INCOME         $3,947,115     $3,172,151
           -----------------------------------------------------


     Net interest income increased 22.4% in the third quarter and 24.4% in the first nine months of 1997 compared to the same periods in 1996.

     On an annualized basis, the Company's net interest margin was 4.51% through the third quarter of 1997 compared to 4.32% through the third quarter of 1996.

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

Provision for Loan Losses
-------------------------

     There were nine (9) non-accruing loans totaling $1,532,831 as of September 30, 1997. Of the September 30, 1997 figure, three (3) loans totaling $313,734 are collateralized with first mortgages. One property that is secured by a first mortgage has been leased and the loan has continued to be current. Another property that is secured by a first mortgage is under contract and should close by year-end. There is one loan secured by a second mortgage in the amount of $85,672 which has a 90% guarantee from the Small Business Administration. This loan is currently being liquidated with a minimal loss being anticipated. There are two (2) installment loans totaling $47,677. One installment loan is secured by two vehicles and the other loan is secured by medical equipment. There is one loan in the amount of $719,119 which is secured by the limited guarantees of 51 physicians, each of whom is a limited partner in a limited partnership, the majority of which guarantees range between $10,000 and $20,000. There are also guarantees from three (3) general partners in this partnership totaling $177,500 and a lien against accounts receivable currently totaling $440,000. This partnership has filed a Chapter 11 reorganization plan, and it is currently anticipated that no loss will be incurred by the Bank. There are two (2) unsecured loans totaling $366,629. The largest unsecured loan in the amount of $322,772 is a collateral pledge of a buy-out of a physician's practice. This loan continues to be current with interest paid monthly and principal reductions made quarterly. Another unsecured loan in the amount of $43,857 continues to be current.

     The Company's allowance for loan losses at September 30, 1997, was $987,208, or a 1.06% reserve on total loans outstanding. This compares to an allowance of $852,016, a 1.10% reserve of total loans outstanding, at September 30, 1996. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Non-Interest Income
-------------------

     Non-interest income in the third quarter of 1997 increased 18% compared to the same period in 1996, while non-interest income for the first nine months of 1997 increased 4% compared to the same period in 1996. Service charge income on deposits increased 13% through the first three quarters of 1997 as a result of non-interest bearing account balances increasing 4% to $16,622,283 as of September 30, 1997. The Bank continues to have strict controls on operations which allows for collecting penalties on insufficient funds, checks, and the like.

Non-Interest Expense
--------------------

     Non-interest expense increased 9.5% in the third quarter and 8.5% in the first nine months of 1997 compared to the same period in 1996. Personnel expenses, consisting of salaries, other compensation and employment benefits, increased 18.6% and 13.8% over the aforementioned periods. Occupancy expense increased 16% in the third quarter and 9.2% in the first nine months of 1997 as compared to the same periods in 1996. A portion of this increase is the result of the annual consumer price index increases on the leases for the Bank's main office and one branch. Also, equipment expense, which is included under occupancy expense, increased in 1997 over 1996 as a result of acquisitions and enhancements to the computer program for the Bank. This investment is expected to continue due to the Company's commitment to maintaining state-of-the-art capabilities in computer software information. Data processing expense, which is included in the Other Expense category, has continued to increase each quarter in 1997 as more customers have opened more accounts with the Bank. Advertising and marketing expenses increased in the third quarter of this year as compared to the third quarter of 1996 due to expenditures made in connection with various projects to stimulate business growth and development.

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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At September 30, 1997, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.54% (11.06% for the Company on a consolidated basis).

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

     The Company adopted this Statement as of January 1, 1997. The adoption of this Statement did not have a material impact on the Company.

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

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           Neither the Company nor the Bank is involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Under Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

           Exhibit No.   Description and Location
           -----------   ------------------------

               27        Article 9 Financial Data Schedule (for SEC use only).


(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended September 30, 1997.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMMERCE NATIONAL CORPORATION



Dated:  November 14, 1997
                                       By: /s/ Guy D. Colado
                                          -----------------------------------
                                          GUY D. COLADO, President and
                                          Chief Executive Officer


Dated:  November 14, 1997              By: /s/ Alan M. Scarboro
                                          -----------------------------------
                                          ALAN M. SCARBORO
                                          Secretary/Treasurer