Form 10-K
period 1997-12-31
COMMERCE NATIONAL CORP
filed 1998-03-30
CIK 773319

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A
                                                   ---    ---
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

                                      NONE


THIS FILING CONTAINS 97 PAGES. THE EXHIBIT INDEX APPEARS ON PAGE
NUMBER 82.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.
                             --------------

         The aggregate market value on March 1, 1998 of the Registrant's voting stock held by non-affiliates was $7,760,985. There was no formalized active market for Common Stock on said date, although there have been transactions in the last twelve months. The most recent transaction had a purchase price in the amount of $15.00 per share which is the amount the Registrant used for purposes of this disclosure.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         At March 1, 1998, the Registrant had 721,019 shares of common stock, par value $0.10 per share, issued and outstanding.


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

                                     NONE

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                               TABLE OF CONTENTS
                               -----------------

Item No.                                 Caption                            Page
--------                                 -------                            ----

PART I   ....................................................................  1
     Item 1.   Business......................................................  1
     Item 2.   Properties....................................................  9
     Item 3.   Legal Proceedings............................................   9
     Item 4.   Submission of Matters to a Vote of Security Holders..........   9

PART II  ...................................................................  10
     Item 5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters..................................  10
     Item 6.   Selected Financial Data......................................  11
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   11
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.... 28
     Item 8.   Consolidated Financial Statements............................. 30
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................... 70

PART III .................................................................... 70
     Item 10.  Directors and Executive Officers of the Registrant............ 70
     Item 11.  Executive Compensation/Board Compensation .................... 75
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management......................................... 77
     Item 13.  Certain Relationships and Related Transactions................ 80

PART IV  .................................................................... 81
     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K........................................... 81

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

         The Company was authorized by the Board of Governors of the Federal Reserve System (the "FRB") to invest up to $1,000,000 of its capital to purchase loans from the Bank which were in excess of authorized lending limits of the Bank. As of March 1, 1998, the Company was participating in an aggregate of $455,891 on four (4) different loans with the Bank which were in excess of the authorized lending limits of the Bank.

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

         The second major category of loans, real estate, is divided into residential loans and commercial loans, which includes agricultural loans. The majority of loans in the real estate area are commercial real estate loans. These loans typically are made on a loan-to-value basis of 80%. Because these loans are almost always secured by first mortgages on commercial property, they are seen as some of the least risky loans made by the Bank. The term for the loans is usually 15-20 years with rate review every 3-5 years. The Bank has developed a niche in the market place by originating and holding the majority of these loans.

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

         The primary correspondent institutions of the Bank are Barnett Bank, N.A., Jacksonville and Independent Bankers' Bank of Florida, Inc., Orlando. Barnett Bank, N.A. acts as the primary clearing agent in the collection of checks received in the normal course of business by the Bank. In addition to the daily handling of checks, M&I Data Services Inc. serves as data processor for the Bank's loan and deposit services. Independent Bankers' Bank of Florida, Inc. provides advice and counseling in the area of securities investment and is agent in the Bank's overnight investment of federal funds. Neither Barnett Bank, N.A. nor Independent Bankers' Bank of Florida has provided trust services, nor have such services been provided by the Bank.

                                  Competition

         As of March 1, 1998, there were ten (10) commercial banks, two (2) savings banks and several consumer finance companies in the Bank's perceived market area. Although the principal competition for the Bank is thought to come from existing financial institutions within the market area, it should be noted that there are several commercial banks and savings and loan associations located outside but near the perceived market area. Most of the Bank's competitors have greater resources, broader geographic markets and higher lending limits and offer more services than the Bank. The right of banks in Florida to branch statewide and also the elimination of certain restrictions on interstate banking has heightened the competition of the Bank's market area.

         As of September 30, 1997, the Bank had approximately 1.50% of the deposits of Orange County, Florida.

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

Capital
-------
         The FRB, OCC and FDIC require banks and bank holding companies to maintain minimum capital ratios.

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

         In addition to the relaxation or elimination of geographic restrictions on banks and bank holding companies, a number of regulatory and legislative initiatives have the potential for eliminating many of the product line barriers presently separating the services offered by commercial banks from those offered by nonbanking institutions. For example, Congress recently has considered legislation which would expand the scope of permissible business activities for bank holding companies (and in some cases banks) to include securities underwriting, insurance services and various real estate-related activities as well as allowing interstate branching.

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

         The Bank currently meets the regulatory definition of a "well capitalized" financial institution.

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

         Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks was not permitted until June 1, 1997, provided that the state did not pass legislation "opting-out" of interstate branching. If a state opted out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. A state may opt-in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation earlier than June 1, 1997. Interstate branching is also subject to a 30 percent statewide deposit concentration limit on a consolidated basis, and a 10 percent nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection

(including usury limits) and establishment of branches shall apply to the interstate branches. The State of Florida has elected to participate in interstate branch banking.

         De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

         One or more Florida banks may enter into an interstate merger acquisition with one or more out-of-state banks. An out-of-state bank resulting from such a transaction may maintain and operate the branches of a Florida bank that participated in this transaction, provided that all conditions and filing requirements with the State of Florida are met. An interstate merger transaction will not be permitted if, upon consummation of this transaction, the resulting bank, including all insured depository institutions that would be affiliates of the resulting bank, would control 30% or more of the total amount of deposits held by all insured depository institutions in the State of Florida. An interstate merger transaction resulting in the acquisition by an out-of-state bank of a Florida bank shall not be permitted under Florida Code 658.295 unless the Florida bank has been in existence and continuously operating on the date of the acquisition for more than three years.

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

                                   Employees

         The Company and the Bank as of March 1, 1998, had 48 full-time employees and 4 part-time employees. The employees of the Bank are not part of any collective bargaining unit.

Item 2.           Properties
                  ----------
         Both the Company and the Bank occupy a leasehold in the National Bank of Commerce Building located at 1201 South Orlando Avenue, Winter Park, Florida, which is owned by Gateway Plaza, Ltd., a Florida limited partnership, which entity is owned in part and controlled by certain directors of the Company and the Bank and affiliates thereof. See "Item 13--Certain Relationships and Related Transactions". The Bank and the Company jointly occupy approximately 10,030 square feet on the ground floor and 1,800 square feet of the basement of the building.

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

         The Bank paid rental expenses, in aggregate, of approximately $410,803 for the year ended 1997 which represented $290,713 due under the lease agreement between the Company and Gateway Plaza, Ltd. and $120,090 due under the lease agreement between the Bank and Rollins College.

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

Item 3.           Legal Proceedings
                  -----------------

         The Bank is a party to various legal proceedings in the ordinary course of its business including its proceedings to collect loans or enforce security interests. In the opinion of management of the Bank, none of the existing legal proceedings will have an adverse impact on the business or the financial condition of the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         The Company did not submit any matter to a vote of its shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  -----------------------------------------------------
                  Stockholder Matters
                  -------------------

         As of March 1, 1998, there was no formally established trading market for the Company's shares of common stock, par value $0.10 per share (the "Common Stock"), although there have been recent transactions for the Common Stock. On that same date, the Company had approximately 459 shareholders based on the number of record holders. To date there has been little secondary trading in the Common Stock and, to the Company's knowledge, the Common Stock has not received any over-the-counter quotations. The trading of the Common Stock between third parties reflected values ranging between $13.00 and $15.00 per share during the year ended 1997.


----------------------------------------------------------------------------------------------------------------------
                                       1997                            1996                           1995
                               Market Price Range               Market Price Range             Market Price Range
                            ------------------------------------------------------------------------------------------
Quarter Ended                  High            Low             High             Low           High             Low
----------------------------------------------------------------------------------------------------------------------
December 31                   $15.00          $14.50          $14.50          $14.50          $14.71          $13.00
----------------------------------------------------------------------------------------------------------------------
September 30                  $13.50          $13.00          $15.50          $13.00          $13.00          $10.00
----------------------------------------------------------------------------------------------------------------------
June 30                       $13.50          $13.00          $15.00          $10.00          $10.00          $10.00
----------------------------------------------------------------------------------------------------------------------
March 31                      $13.00          $13.00          $14.71          $12.00          $10.00          $10.00
----------------------------------------------------------------------------------------------------------------------

         On June 21, 1993, the Company adopted a Stock Redemption/Repurchase Policy. As of March 1, 1998, 21,800 shares of the Company's common stock had been redeemed at a total price of $213,640, or $9.80 per share, all of which shares were redeemed in 1993.

         The Company has not declared any dividends to date, but continues to evaluate its options. On December 31, 1992, the Bank paid a $250,000 dividend to the Company. These funds were used to purchase loan participations from the Bank. This amount was later contributed back to the Bank for capital purposes. The Bank will continue to evaluate the payment of dividends to the Company on a quarterly basis. As a practical matter, in order for the Company to issue a dividend to its shareholders, the Bank would have to issue a dividend to its shareholder, the Company. Under the national banking laws, a national bank may not pay dividends from its capital; all dividends must be paid out of its net profits after deducting expenses. In addition, a national bank may not pay dividends on its shares of common stock unless its surplus equals its stated capital, unless in the case of annual dividends there has been transferred, to surplus, no less than one-tenth (1/10) of the bank's net profits for the preceding two consecutive half year periods. Additional approval is required in other circumstances where total dividends exceed certain preset amounts. See
Item 1 - Business--Supervision and Regulation, concerning the Bank.
         --------

Item 6.           Selected Financial Data (Consolidated)
                  -----------------------

                               ---------------------------------------------------------------------------------------------------
                                                                        DECEMBER 31
                               ---------------------------------------------------------------------------------------------------
                                      1997               1996               1995               1994               1993
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                    $5,330,982         $4,305,644         $3,767,327         $3,413,990        $2,971,364
----------------------------------------------------------------------------------------------------------------------------------
Provisions for Loan Losses               $179,000            $90,000           $175,000            $50,000           $79,280
----------------------------------------------------------------------------------------------------------------------------------
Net Income                               $538,506           $648,336           $472,965           $724,209          $746,460
----------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share - Diluted                $0.88              $1.13              $0.90              $1.26             $1.38
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                         $126,630,682       $114,865,968       $100,365,487        $83,802,977       $77,056,684
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Obligations                  $1,424,098         $1,476,111         $1,571,226         $4,327,922        $3,915,059
----------------------------------------------------------------------------------------------------------------------------------
Average Equity                         $9,492,971         $8,857,813         $7,613,835         $6,927,701        $6,399,098
----------------------------------------------------------------------------------------------------------------------------------
Average Assets                       $120,729,118       $108,608,555        $89,803,441        $84,371,159       $73,813,776
----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Per Share                      -0-                -0-                -0-                -0-               -0-
----------------------------------------------------------------------------------------------------------------------------------
Average Shares Outstanding -              614,748            573,426            523,565            523,565           536,998
Diluted
----------------------------------------------------------------------------------------------------------------------------------

Item 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

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

Summary

         For fiscal 1997, the Company had a profit of $538,506 as compared to a profit of $648,336 in 1996, and $472,965 in 1995. Net loans outstanding increased 12.5% to $97,317,521 from the 1996 year-end figure of $86,532,988. While interest expense on deposits and borrowed money in 1997 grew to $4,360,146, as opposed to $4,155,519 for year-end 1996 and $3,651,880 for year-
end 1995. Total assets at year-end 1997 were $126,630,682, a 10.2% increase over 1996, and a 26.2% increase over 1995. Stockholder equity at year-end 1997 was $10,403,847 or 8.2% of year-end assets. This compares to year-end 1996 stockholder equity of $9,228,420, and year-end 1995 stockholder equity of $7,933,974. Net income per common share-diluted for 1997 was $0.88 per share, compared to $1.13 per share for 1996 and $.90 per share for 1995.

         Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholders' equity (ROAE). A comparison of these ratios for the last three years is as follows:

                                     ------------------------------------------------------------------------------
                                               1997                       1996                        1995
-------------------------------------------------------------------------------------------------------------------
ROAA                                                 0.45%                      0.60%                      0.53%
-------------------------------------------------------------------------------------------------------------------
ROAE                                                 5.67%                      7.32%                      6.21%
-------------------------------------------------------------------------------------------------------------------
Net Income                                        $538,506                   $648,336                   $472,965
-------------------------------------------------------------------------------------------------------------------
Average Assets                                $120,729,118               $108,608,555                $89,803,441
-------------------------------------------------------------------------------------------------------------------
Average Equity                                  $9,492,971                 $8,857,813                 $7,613,835
-------------------------------------------------------------------------------------------------------------------

Net Interest Income

         Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest bearing deposits and non-interest bearing deposits. Net interest income for the last three years is as follows:

                                            -----------------------------------------------------------------------
                                                      1997                    1996                    1995
-------------------------------------------------------------------------------------------------------------------
Interest Income                                       $9,691,128              $8,461,163              $7,419,207
-------------------------------------------------------------------------------------------------------------------
Interest Expense                                      $4,360,146              $4,155,519              $3,651,880
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                   $5,330,982              $4,305,644              $3,767,327
-------------------------------------------------------------------------------------------------------------------

         Net interest income of $5,330,982 represented a 23.8% increase over 1996 and a 41.5% increase over 1995. This is primarily the result of the increase in loan interest income which was $8,488,762, $7,051,323, and $6,217,599, at December 31, 1997, 1996 and 1995, respectively. Investment security income increased in 1995 to $979,436, increased in 1996 to $1,119,534, and decreased in 1997 to $1,031,804. Federal funds sold income, typically a lower-yielding investment class, was $137,240, $257,766, and $170,917 at December 31, 1997, 1996 and 1995, respectively. For further information, refer to the Rate/Volume Information chart.

         At the same time, interest-bearing deposits increased from $76,056,835 at year-end 1995 to $85,055,755 at year-end 1996 to $92,644,084 at year-end
1997. Interest expense on deposits and borrowed money was $4,360,146, $4,155,519, and $3,651,880, at December 31, 1997, 1996 and 1995, respectively.
The major reason for the increase in deposit interest expense was due to total time deposit interest expense of $2,798,560, $2,661,881, and $2,018,440 for December 31, 1997, 1996 and 1995, respectively. For further information, refer to the Rate/Volume Information chart.

         The Company's net interest margin was 4.79% for the year ended December 31, 1997, compared to 4.32% for 1996 and 4.47% for 1995.

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

         The allowance for loan losses for year-end 1997 was $1,013,081, a 1.03% reserve of total loans outstanding at year-end 1997. This compares to a year-end 1996 allowance of $887,803, a 1.01% reserve of total loans outstanding, and compares to a year-end 1995 allowance of $856,803, a 1.26% reserve of total loans outstanding. The charge-offs for 1997 totaled $71,588 while recoveries totaled $17,866. This compares to recoveries of $44,516 for 1996, and $87,133 for 1995. Charge-offs for 1996 totaled $103,516, compared to net chargeoffs in 1995 of $62,899. Nonaccruing loans totaled $1,113,608, $1,159,868, and
$2,182,812 at December 31, 1997, 1996 and 1995, respectively. The loan loss provision for 1997 was $179,000, compared to $90,000 for 1996, and $175,000 for 1995. This was the result of the resolution of certain nonaccrual and problem loans during 1996. Management of the Bank believes that the allowance for loan losses was adequate as of December 31, 1997, in light of the significant reduction in nonaccrual loans, past loan loss experience and the continued strong economy in the Bank's market area.

         The Company and the Bank continue to be examined by the Federal Reserve Bank, Office of the Comptroller of Currency (National Bank Examiners), and a private loan review consultant.

         The most recent OCC safety and soundness examination was as of March 1997. The allowance for loan and lease losses was evaluated as part of this review. No change was recommended.

Non-Interest Income

         The total Non-Interest Income increased from $491,519 in 1995 and from $707,363 in 1996 to $746,721 in 1997. One of the main reasons for the increase is that all branches were opened for the full 12 months during both 1996 and 1997. The other reason is the continued stringent policies on NSF charges.

Non-Interest Expense

         Operating expenses increased $923,893 or 23% to $4,862,190 for year-end 1997 compared to the same period in 1996, which had operating expenses of $3,938,297. The year-end 1995 operating expense figure was $3,284,881. The 1997 salary and benefit expenses figure of $1,999,237 was an increase of $165,033 over the year-end 1996 figure of $1,834,204. This increase was the result of annual salary adjustments and cost-of-living benefit increases. The 1996 figure of $1,834,204 was an increase of $342,497 over the year-end 1995 figure of $1,491,707, which was due primarily to staff hiring for the opening of three branches. These branches were opened for the entire years of 1996 and 1997.

         The director stock option expense of $650,000 is to record the expense at the reimbursement date, based on the stock value of $15.00 per share as opposed to the option price of $10.00 per share on the 130,000 options.

         The year-end occupancy expenses figure of $847,358 was an increase of $69,834 over the year-end 1996 figure of $777,524. The year-end 1995 figure was $491,882. Part of the increase in 1997 can be attributed to annual Consumer Price Index increases in leases for the New England Avenue branch and the main office. Also classified under occupancy expense is computer expenses. With the purchase of a new computer system in 1996, the depreciation expense of hardware and software in 1997 increased by $54,850 from year-end 1996.

         Advertising and public relations expenses increased $56,725 to $149,364 at year-end 1997. The main reason for this increase from the 1996 figure of $92,639 is the result of the Bank hiring a marketing firm in 1997 to establish a strategic marketing plan. This plan will provide the Bank and the Company with the necessary marketing, advertising, research and training support needed to go forward into 1998 and years beyond.

         In 1997, legal and professional fees increased by $68,523 to $281,050 over the 1996 year-end figure of $212,527. During the first quarter of 1996, the Bank experienced a large recovery including all legal fees from a foreclosure sale. The legal fees applied to this sale were expensed in 1995 and credited to the legal fee account in 1996. The 1995 year-end figure was $223,464.

         Stationery and printing supplies in 1997 declined by $51,757 to a 1997 year-end figure of $59,805 from the 1996 year-end figure of $111,562. The 1995 figure of $128,055 and the 1996 figure of $111,562 were the result of the purchase of the bulk of the stationery and supplies needed to open the three branches during those two years.

         The data processing expense for year-end 1997 was $187,365. This is an increase of $26,882 over the year-end 1996 figure of $160,483. The year-end 1995 figure was $129,363. The primary reasons for the data processing expense increase in 1997 was the one-time cost to install a voice response system in the Bank. Also, there was extensive training done of PC teller conversion during 1997.

         The 1997 Other Expenses total of $622,298 was a decrease of $74,514 from the year-end figure for 1996 of $696,812. The 1995 year-end figure was $606,924. The increase from the year-end 1995 figure to the year-end 1996 figure can largely be attributed to the cost incurred in bringing three branches on line. Those expenses were business development, property taxes, and telephone expenses. The primary reason for the decline in the 1997 figure is the result of the expenses attributed to Other Real Estate Owned (OREO). OREO expenses in 1997 were $2,499 compared to $10,674 in 1996. Also, the losses attributed to OREO declined from $89,010 in 1996 to $6,687 in 1997. At the same time, the business development figure in 1997 was $9,792, down from the 1996 year-end figure of $55,253. A large percentage of the business development expenses took place in 1995 and 1996 as the three branches were opened. Business consultant fees in 1997 declined by $4,698 to $68,150 at year-end 1997. Also, general insurance expenses in 1997 were $38,049 compared to the same time period in 1996 of $50,546.

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

         Depending on the composition of its items of income and expense, a bank may be subject to the alternative minimum tax ("AMT"). For tax years beginning after 1986, a bank must pay an alternative minimum tax equal to the amount (if any) by which 20 percent of alternative minimum taxable income ("AMTI") as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain adjustments and increased by certain tax preferences, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes). AMTI may be reduced only up to 90 percent by AMT net operating loss carryovers. Alternative minimum tax paid can be carried forward indefinitely and credited against regular tax due in later years to reduce regular tax to the amount of alternative minimum tax payable in those years. The alternative minimum tax applicable to tax years after 1986 is significantly broader in scope than the pre-1986 minimum tax and substantially increases the likelihood that banks and savings institutions will have to pay alternative minimum tax.

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

         Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would be more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At December 31, 1997, the Bank had a total risk based capital ratio (i.e., Tier One plus Tier Two capital) of 10.43% (10.79% for the Company on a consolidated basis). See Item 1 - Business -- Supervision and Regulation.
             --------

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

Competition

         All areas of the Company's business are highly competitive. The Company faces heavy competition, both from local and national financial institutions and from various other providers of financial services. By industry standards, the Company relies heavily on large deposit customers. In the opinion of management, this factor is a result of its customer base and the local demographics. The Bank and the Company are adequately capitalized. For the year ended December 31, 1997, the

Company saw an increase in total assets, total shareholders' equity and earnings. These are the result of a number of factors but principally the community acceptance of the branches of the Bank which opened in 1995 and 1996 and which have started to produce the desired results. In addition, improvement in the loan portfolio of the Bank and reallocation of the assets of the Bank into higher income producing loans, as compared to other investments like Federal funds sold, has benefited the Company. Earnings per share-diluted declined to $0.88 per share in 1997 from $1.13 in 1996 compared to $0.90 in 1995.



                            Statistical Information

              CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE
               AND AVERAGE YIELDS EARNED AND RATES PAID -- 1997 and 1996 (Dollars in thousands, yields on taxable equivalent basis)

                                   -----------------------------------------------------------------------------------------------
                                                          1997                                              1996
----------------------------------------------------------------------------------------------------------------------------------
                                        AVERAGE                                           AVERAGE
                                       BALANCES           INCOME          YIELD          BALANCES          INCOME          YIELD
             ASSETS                       (1)              (1)            RATES             (1)              (1)           RATES
----------------------------------------------------------------------------------------------------------------------------------
Loans                                    $91,662          $8,489          9.26%            $75,334         $7,051           9.36%
----------------------------------------------------------------------------------------------------------------------------------
Investment Securities                    $16,372          $1,032          6.30%            $17,978         $1,120           6.23%
----------------------------------------------------------------------------------------------------------------------------------
Funds Sold                                $2,504            $137          5.47%             $4,855           $258           5.31%
----------------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Deposits                   $731             $33          4.51%             $1,500            $32           2.13%
----------------------------------------------------------------------------------------------------------------------------------
Other Short-Term Investments                 -0-             -0-            -0-                -0-            -0-             -0-
----------------------------------------------------------------------------------------------------------------------------------
      TOTAL EARNING ASSETS              $111,269          $9,691          8.71%            $99,667         $8,461           8.49%
----------------------------------------------------------------------------------------------------------------------------------
Cash                                      $3,468             N/A            N/A             $2,913            N/A             N/A
----------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment                    $3,558             N/A            N/A             $3,611            N/A             N/A
----------------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                 ($948)             N/A            N/A             ($880)            N/A             N/A
----------------------------------------------------------------------------------------------------------------------------------
Other Assets                              $3,383             N/A            N/A             $3,298            N/A             N/A
----------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                  $120,730             N/A            N/A           $108,609            N/A             N/A
----------------------------------------------------------------------------------------------------------------------------------

                                  ---------------------------------------------------------------------------
                                                  1997                                   1996
-------------------------------------------------------------------------------------------------------------
       LIABILITIES AND              AVERAGE                                 AVERAGE
        SHAREHOLDER'S               BALANCES                  YIELD        BALANCES                  YIELD
           EQUITY                     (1)        EXPENSES     RATES          (1)        EXPENSES     RATES
-------------------------------------------------------------------------------------------------------------
Interest Bearing Deposits:
-------------------------------------------------------------------------------------------------------------
  NOW Accounts                        $9,184        $184      2.00%         $7,565         $162      2.14%
-------------------------------------------------------------------------------------------------------------
  Savings                            $19,115        $774      4.05%        $15,088         $632      4.19%
-------------------------------------------------------------------------------------------------------------
  Money Market                       $11,015        $323      2.93%        $14,953         $497      3.32%
-------------------------------------------------------------------------------------------------------------
  Certificates of Deposits           $50,657      $2,799      5.53%        $45,799       $2,662      5.81%
-------------------------------------------------------------------------------------------------------------
  Other Time                             -0-         N/A        N/A            -0-          N/A        N/A
-------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-
      BEARING DEPOSITS               $89,971      $4,080      4.53%        $83,405       $3,953      4.74%
-------------------------------------------------------------------------------------------------------------
Funds Purchased                          $23          $1      4.35%            $27           $2      7.41%
-------------------------------------------------------------------------------------------------------------
Other Short-Term                      $3,641        $188      5.16%         $1,978         $105      5.31%
Borrowings
-------------------------------------------------------------------------------------------------------------
Long-Term Debt                        $1,214         $91      7.50%         $1,258          $96      7.63%
-------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-                $4,878        $280      5.74%         $3,263         $203      6.22%
     BEARING LIABILITIES
-------------------------------------------------------------------------------------------------------------
Demand Deposits                      $15,420         N/A        N/A        $12,314          N/A        N/A
-------------------------------------------------------------------------------------------------------------
Other Liabilities                       $968         N/A        N/A           $769          N/A        N/A
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity                  $9,493         N/A        N/A         $8,858          N/A        N/A
-------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES
      AND SHAREHOLDERS'
           EQUITY                   $120,730         N/A        N/A       $108,609          N/A        N/A
-------------------------------------------------------------------------------------------------------------

                                     ----------------------------------------------------
                                        1997       1996      1995        1994     1993
-----------------------------------------------------------------------------------------
Interest Rate Spread                   4.11%       3.69%     3.89%       3.87%    3.94%
-----------------------------------------------------------------------------------------
Net Interest Income (in thousands)    $5,331      $4,306    $3,767      $3,414   $2,971
-----------------------------------------------------------------------------------------
Net Interest Margin (2)                4.73%       4.32%     4.47%       4.26%    4.24%
-----------------------------------------------------------------------------------------

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


---------------------------------------------------------------------------------------------------------------------------
                                      YE December 31, 1997 vs. 1996                   YE December 31, 1996 vs. 1995
                                        Increase (Decrease) Due To                     Increase (Decrease) Due to
                              ---------------------------------------------------------------------------------------------
            Final                  Volume           Rate         Total             Volume            Rate         Total
===========================================================================================================================
Interest Income
---------------
---------------------------------------------------------------------------------------------------------------------------
  Loans                           $1,531             $(93)      $1,438               $948          $(115)         $833
---------------------------------------------------------------------------------------------------------------------------
  Investments                       (136)              48          (88)               184            (43)          141
---------------------------------------------------------------------------------------------------------------------------
  Fed Funds Sold                    (119)              (2)        (121)                99            (12)           87
---------------------------------------------------------------------------------------------------------------------------
  Interest Bearing Assets              2               (1)           1                 12            (32)          (20)
---------------------------------------------------------------------------------------------------------------------------
Total Earning Assets              $1,278             $(48)        1230             $1,243          $(202)       $1,041
===========================================================================================================================
Interest Expenses
-----------------
---------------------------------------------------------------------------------------------------------------------------
  Deposits                          $243            $(116)        $127               $802          $(110)         $692
---------------------------------------------------------------------------------------------------------------------------
  Borrowings                          73                4           77              $(168)          $(20)        $(188)
---------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing
Liabilities                         $316            $(112)        $204               $634          $(130)         $504
---------------------------------------------------------------------------------------------------------------------------
Net Margin                          $962              $64       $1,026               $609           $(72)         $537
---------------------------------------------------------------------------------------------------------------------------

                MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                    December 31, 1997 and December 31, 1996
                            (Dollars in thousands)

                                                      -------------------------------------------------------------------------
                                                                     1997                                 1996
                                                      -------------------------------------------------------------------------
                                                                              WEIGHTED                             WEIGHTED
                                                             CARRYING          AVERAGE           CARRYING           AVERAGE
                                                              VALUE             YIELD*             VALUE             YIELD*
-------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Other U.S. Government
Agencies and Corporations:
-------------------------------------------------------------------------------------------------------------------------------
  Due In One Year Or Less                                     $7,974             5.81%            $7,036             6.50%
-------------------------------------------------------------------------------------------------------------------------------
  Due After One Year Through Five                              7,526             6.52%             8,928             5.87%
  Years
-------------------------------------------------------------------------------------------------------------------------------
  Due After Five Years Through                                   -0-               -0-               -0-               -0-
  Ten Years
-------------------------------------------------------------------------------------------------------------------------------
  Due After Ten Years                                            -0-               -0-               -0-               -0-
-------------------------------------------------------------------------------------------------------------------------------
                      TOTAL                                  $15,500             6.16%           $15,964             6.24%
-------------------------------------------------------------------------------------------------------------------------------
States and Political Subdivisions:
  Due In One Year Or Less                                        190               -0-               -0-               -0-
-------------------------------------------------------------------------------------------------------------------------------
  Due After One Year Through Five Years                          -0-             4.05%               190             4.05%
-------------------------------------------------------------------------------------------------------------------------------
  Due After Five Years Through Ten Years                         -0-               -0-               -0-               -0-
-------------------------------------------------------------------------------------------------------------------------------
  Due After Ten Years                                            -0-               -0-               -0-               -0-
-------------------------------------------------------------------------------------------------------------------------------
Other Securities                                                 -0-               -0-               -0-               -0-
-------------------------------------------------------------------------------------------------------------------------------
           TOTAL INVESTMENT SECURITIES                       $15,690             6.28%           $16,154             6.21%
-------------------------------------------------------------------------------------------------------------------------------

* Weighted average yields are calculated on the basis of the carrying value of the security.

                       LOAN PORTFOLIO BY TYPES OF LOANS
                                (In thousands)

                                                 ----------------------------------------------
                                                    DECEMBER 31,                DECEMBER 31,
                                                       1997                        1996
-----------------------------------------------------------------------------------------------
Commercial:
-----------------------------------------------------------------------------------------------
Secured                                               $11,114                     $10,461
-----------------------------------------------------------------------------------------------
Unsecured                                               4,326                       3,989
-----------------------------------------------------------------------------------------------
Real Estate:
-----------------------------------------------------------------------------------------------
Construction                                           15,774                      15,634
-----------------------------------------------------------------------------------------------
Mortgage                                               64,450                      54,291
-----------------------------------------------------------------------------------------------
Other Consumer Loans                                    3,040                       3,393
-----------------------------------------------------------------------------------------------
     TOTAL LOANS                                      $98,704                     $87,768
-----------------------------------------------------------------------------------------------


             LOAN MATURITY AND INTEREST RATE SENSITIVITY ANALYSIS
                               December 31, 1997
                                (In thousands)



                                                      --------------------------------------------------------------------
                                                                        REMAINING MATURITIES OF LOANS
--------------------------------------------------------------------------------------------------------------------------
LOAN MATURITY (1)                                        TOTAL             1 YEAR                WITHIN          AFTER 5
                                                                                               1-5 YEARS          YEARS
--------------------------------------------------------------------------------------------------------------------------
Commercial                                              $15,440            $10,818                $4,314             $308
--------------------------------------------------------------------------------------------------------------------------
Real Estate                                              80,224             22,026                24,837           33,361
--------------------------------------------------------------------------------------------------------------------------
Other                                                     3,040              1,947                 1,051               42
--------------------------------------------------------------------------------------------------------------------------
                    TOTAL                               $98,704            $34,791               $30,202          $33,711
--------------------------------------------------------------------------------------------------------------------------

(1)      Based upon scheduled principal payments.

                                                          --------------------------------------------------------------------
                                                                              REMAINING MATURITIES OF LOANS
------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                                   TOTAL              1 YEAR              WITHIN            AFTER 5
                                                                                                  1-5 YEARS           YEARS
------------------------------------------------------------------------------------------------------------------------------
Loans With:
------------------------------------------------------------------------------------------------------------------------------
  Predetermined Interest Rates                             $23,527             $7,584              $11,598            $4,345
------------------------------------------------------------------------------------------------------------------------------
  Floating or Adjustable                                    75,177             27,207               18,604            29,366
   Interest  Rates
------------------------------------------------------------------------------------------------------------------------------
                     TOTAL                                 $98,704            $34,791              $30,202           $33,711
------------------------------------------------------------------------------------------------------------------------------

Non-performing Assets and Loans Past Due 90 Days or More

         The following table summarizes the Company's non-accrual and past due loans as of December 31 for each year indicated.


                                               ------------------------------------------------------
                                                                     DECEMBER 31
                                               ------------------------------------------------------
                                                    1997                1996               1995
-----------------------------------------------------------------------------------------------------
Non-accrual Loans                                $1,113,608          $1,159,868         $2,182,812
-----------------------------------------------------------------------------------------------------
Accruing Loans Past Due 90
Days or More                                            -0-                 -0-                -0-
-----------------------------------------------------------------------------------------------------
Troubled Debt Restructurings                            -0-             $11,880            $55,532
-----------------------------------------------------------------------------------------------------

If interest due on all non-accrual loans had been accrued at the original contract rates, interest income would have been approximately$203,476 greater for 1995, approximately $28,536 greater for 1996 and approximately $83,917 greater for 1997.

Potential Problem Loans

         On December 31, 1997, the Bank had seven (7) non-accrual loans totaling $1,113,608. The 1997 figure is a reduction of $46,260 from the 1996 year-end total of $1,159,868 and a reduction of $1,069,204 from the 1995 year-end figure of $2,182,812.

         The largest non-accrual credit in the amount of $503,991, which amount has been reduced from the original balance of $700,000, is secured by the limited guarantees of 47 medical doctors and three general partners. This partnership was created to do same-day surgery processes; however, the need to date has not been met. By Court order, the Bankruptcy Court has authorized a monthly payment of $5,000 which will cover interest accrual and provide partial amortization until the reorganization plan is approved. It is the Bank's feeling that all principal, interest and legal expenses will be recouped.

         The largest unsecured loan in the amount of $289,494 has been reduced from $350,000. The borrower on this loan is a doctor who is in the process of trying to finalize a workout agreement with the former practice with which he was associated. It is the Bank's feeling that, once this matter is resolved, a repayment plan will be established to bring this loan current. It is anticipated at this time that no loss will be incurred.

         One non-accrual loan in the amount of $206,988 is secured by a first mortgage on commercial property in Orange County, Florida. This property continues to be leased, and the loan is current. The next mortgage loan in the amount of $93,389 is secured by a first mortgage on a professional office building. At this point, the loan continues to run 60 days past due; however, the Bank continues to be well collateralized. The final mortgage loan is in the amount of $15,493, and the borrower has filed personal bankruptcy. The Bankruptcy Court has agreed to a stipulation so that the borrower will commence making principal payments, and the Bank should be paid in full. The loan is current and was removed from the non-accrual loan list in January 1998.

         The final non-accrual loan is an installment loan in the amount of $4,253 secured by two vehicles and continues to be current.

         It is anticipated that any losses that would be incurred on the above non-accrual loans will be minimal.

         The following table, entitled Analysis of the Allowance for Loan Losses, summarizes the Bank's allowance for loan losses as of December 31, 1997.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                   ANALYSIS OF THE ALLOANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------
                                                                           Year               Year
                                                                          Ended              Ended
                                                                         12/31/97           12/31/96
-------------------------------------------------------------------------------------------------------
Balance at beginning of period                                           $887,803           $856,803
-------------------------------------------------------------------------------------------------------
Charge-offs
-------------------------------------------------------------------------------------------------------
         Domestic:
-------------------------------------------------------------------------------------------------------
                  Commercial                                               63,064            101,387
-------------------------------------------------------------------------------------------------------
                  Real estate -- construction                                 -0-                -0-
-------------------------------------------------------------------------------------------------------
                  Real estate -- mortgage                                     -0-                -0-
-------------------------------------------------------------------------------------------------------
                  Installment loans to individuals                          8,524              2,129
-------------------------------------------------------------------------------------------------------
Recoveries:
-------------------------------------------------------------------------------------------------------
         Domestic:
-------------------------------------------------------------------------------------------------------
                  Commercial                                               17,866             44,516
-------------------------------------------------------------------------------------------------------
                  Real estate -- construction                                 -0-                -0-
-------------------------------------------------------------------------------------------------------
                  Real estate -- mortgage                                     -0-                -0-
-------------------------------------------------------------------------------------------------------
                  Installment loans to individuals                            -0-                -0-
-------------------------------------------------------------------------------------------------------
Additions charged to operations                                           179,000             90,000
-------------------------------------------------------------------------------------------------------
Balance at end of period                                               $1,013,081           $887,803
-------------------------------------------------------------------------------------------------------

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES



                               ----------------------------------------------------------------------------------------
                                                   1997                                       1996
-----------------------------------------------------------------------------------------------------------------------
                                                            PERCENT
                                                               OF                                     PERCENT OF
                                                           ESTIMATED                                   ESTIMATED
                                                            LOANS IN                                   LOANS IN
                                                              EACH                                       EACH
          BALANCE AT                                        CATEGORY                                   CATEGORY
         DECEMBER 31,                                       TO TOTAL                                   TO TOTAL
        APPLICABLE TO                 AMOUNT                 LOANS                AMOUNT                 LOANS
-----------------------------------------------------------------------------------------------------------------------
Commercial                          $716,552                  70.73%           $310,731                   16.46%
-----------------------------------------------------------------------------------------------------------------------
Real Estate                          243,444                  24.03%            532,682                   79.67%
-----------------------------------------------------------------------------------------------------------------------
Consumer                              53,085                   5.24%             44,390                    3.87%
-----------------------------------------------------------------------------------------------------------------------
         ACTUAL TOTAL             $1,013,081                 100.00%           $887,803                  100.00%
-----------------------------------------------------------------------------------------------------------------------

        In general, the Bank calculates its Loan Loss Reserve by allocating historical loss percentages of all criticized and classified loans, as well as delinquent and non-accrual credits. The historical loss percentages are calculated on a moving three (3) year weighted average by loan category, i.e., real estate, commercial, or installment. For large real estate credits, a percentage discount is applied to current appraised values to determine potential loss exposure. For the unallocated portion of the loan portfolio, the methodology applies to various percentage allocations based on the quality of liquidity of collateral, i.e., certificate of deposit, secured loans versus unsecured loans. Management also allocates loan loss provisions for certain loans representing a concentration of capital and off balance sheet risk, such as letters of credit and unfunded loan commitments.

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


                COMPOSITION OF DEPOSITS FOR 1997, 1996 and 1995
                            (Dollars in thousands)

                    -----------------------------------------------------------------------------------------------
                                   1997                       1996                           1995
                    -----------------------------------------------------------------------------------------------
                                        AVERAGE
                                % OF     RATE                 % OF     AVERAGE               % OF        AVERAGE
                      AVERAGES  TOTAL    PAID    AVERAGES    TOTAL    RATE PAID   AVERAGES   TOTAL      RATE PAID
-------------------------------------------------------------------------------------------------------------------
Demand                $15,420   14.63%     -0-    $12,314    12.88%       -0-      $9,234    12.21%          -0-
-------------------------------------------------------------------------------------------------------------------
NOW                    $9,184    8.71%   2.00%     $7,565     7.90%     2.00%       6,051     8.00%        2.79%
-------------------------------------------------------------------------------------------------------------------
Savings               $19,115   18.13%   4.00%    $15,088    15.76%     4.00%      14,335    18.96%        4.05%
-------------------------------------------------------------------------------------------------------------------
Money
Market                $11,015   10.45%   2.75%    $14,953    15.62%     2.75%      12,823    16.96%        3.86%
-------------------------------------------------------------------------------------------------------------------
Certificate
of Deposit            $50,657   48.08%   5.40%    $45,799    47.84%     4.41%      33,172    43.87%        6.08%
-------------------------------------------------------------------------------------------------------------------
    TOTAL            $105,391  100.00%   3.79%    $95,719   100.00%     3.90%     $75,615   100.00%        4.31%
-------------------------------------------------------------------------------------------------------------------


                    MATURITY OF CDS AND OTHER TIME DEPOSITS
                        IN AMOUNTS OF $100,000 OR MORE
                               December 31, 1997
                                (In thousands)


-------------------------------------------------------------------------------------------
          MONTHS TO            CD'S                 DOMESTIC               OTHER TIME
          MATURITY                                  DEPOSITS                  TOTAL
-------------------------------------------------------------------------------------------
3 Or less                        23,954                       0                   23,954
-------------------------------------------------------------------------------------------
Over 3 through 12                 4,922                       0                    4,922
-------------------------------------------------------------------------------------------
Over 12                             616                       0                      616
-------------------------------------------------------------------------------------------
            TOTAL                29,492                       0                   29,492
-------------------------------------------------------------------------------------------

Impact of Recent Accounting Pronouncements

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

         The adoption of this standard will require the Company to disclose as a component of comprehensive income the activity in its unrealized gain or loss on investment securities available for sale.

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

         The Company does not anticipate that adoption of this standard will have a significant impact on its consolidated financial statements upon adoption.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk
                  ----------------------------------------------------------

         The business of the Company and the composition of its balance sheet consists of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk.

         Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets and interest-bearing liabilities are different. In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's asset/liability committee meets monthly to review the Company's interest rate risk position and profitability, and recommend adjustments for consideration by the Board of Directors. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

         In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

Interest Rate Risk Measurement

         One method of measuring interest rate risk is to determine the earnings-at-risk for a given change in interest rates. The impact on value (earnings) is significant because reduced earnings will affect capital. The simulation model presents the results of the estimated change to net interest income at current rates, and at hypothetical higher and lower interest rates at one percent intervals, over a period of twelve months. The change in interest rates does not necessarily represent an immediate or parallel shift. The interest income and expense numbers are calculated based on the December 31, 1997 balance sheet contractual maturity and repricing data. Included in the simulation analysis is the anticipated balance sheet assumptions and pricing strategies for each interest rate environment.

         The following table reflects the projected interest income, interest expense and net interest income as of December 31, 1997, based upon the assumptions as outlined above.

------------------------------------------------------------------------------------------------------------------------
              INTEREST RATE CHANGE                  -200 BP        -100 BP       Static        +100 BP         +200 BP
------------------------------------------------------------------------------------------------------------------------
Interest Income ($000)                               9,534          9,714        9,895          10,072          10,254
------------------------------------------------------------------------------------------------------------------------
         Change from static                           -361           -181          -0-            +177            +359
------------------------------------------------------------------------------------------------------------------------
Interest Expense ($000)                              4,330          4,412        4,479           4,546           4,628
------------------------------------------------------------------------------------------------------------------------
         Change from static                           -149            -67          -0-             +67            +149
------------------------------------------------------------------------------------------------------------------------
Net Interest Income ($000)                           5,204          5,302        5,416           5,526           5,626
------------------------------------------------------------------------------------------------------------------------
         Change from static                           -212           -114          -0-            +110            +210
------------------------------------------------------------------------------------------------------------------------

Net Economic Value

         The interest rate risk ("IRR") component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net economic value ("NEV") to changes in interest rates. An institution's NEV is calculated as the net discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR component is measured as the change in the ratio of NEV to the net present value of total assets as a result of a hypothetical 200 basis point change in market interest rates. A resulting decline in this ratio of more than 2% of the estimated present value of an institution's total assets prior to the hypothetical 200 basis point change will require the institution to deduct form its regulatory capital 50% of that excess decline.

         The following table presents the Bank's ratio of NEV to the present value of total assets as of December 31, 1997.

---------------------------------------------------------------------------------------------------------------------
                                                                               Ratio of NEV to the Present Value
       Change in              Present Value                                                  of:
    Interest Rates           of Total Assets                              -------------------------------------------
   (in basis points)             ($000)               NEV of Equity           Total Assets                Change
---------------------------------------------------------------------------------------------------------------------
        +200                     125,777                  12,874                   7.35%                  -0.43%
---------------------------------------------------------------------------------------------------------------------
        +100                     126,768                  11,927                   7.95%                   0.25%
---------------------------------------------------------------------------------------------------------------------
        Static                   127,786                  11,008                   8.61%                   0.96%
---------------------------------------------------------------------------------------------------------------------
        -100                     128,832                  10,115                   9.26%                   1.68%
---------------------------------------------------------------------------------------------------------------------
        -200                     129,906                   9,249                   9.91%                   2.43%
---------------------------------------------------------------------------------------------------------------------


Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

         In addition, the previous table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

Item 8.           Consolidated Financial Statements
                  ---------------------------------

         The required financial information begins on the following page.

KPMG Peat Marwick LLP
111 North Orange Avenue, Suite 1600
P.O. Box 3031
Orlando, FL 32802





                         Independent Auditors' Report



The Board of Directors
Commerce National Corporation
   and Subsidiary:


We have audited the accompanying consolidated balance sheets of Commerce National Corporation and subsidiary as of December 31, 1997 and 1996, the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce National Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP


January 27, 1998, except as to Note 22 which
     is as of February 1, 1998
Orlando, Florida

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                          December 31, 1997 and 1996


                  Assets                                                               1997                  1996
                  ------                                                               ----                  ----
Cash and due from banks                                                        $        6,095,762          3,389,652
Federal funds sold                                                                        300,000          1,500,000
Investment securities available for sale                                               15,499,777         15,964,395
Investment securities held to maturity (estimated market
   value of $190,454 and $191,310 in 1997 and 1996,
   respectively)                                                                          190,000            190,000
Loans, less allowance for loan losses of $1,013,081
   for 1997 and $887,803 for 1996                                                      97,317,521         86,532,988
Accrued interest receivable                                                               748,897            723,329
Premises and equipment, net                                                             3,925,251          3,501,875
Other real estate owned                                                                   251,622          1,018,405
Federal Reserve Bank stock, at cost                                                       171,000            150,000
Federal Home Loan Bank stock, at cost                                                     341,300            300,000
Deferred income taxes, net                                                                401,545            242,217
Prepaid expenses and other assets                                                          85,301            114,298
Executive supplemental income plan - cash surrender value
   life insurance policies                                                              1,302,706          1,238,809



                                                                                       ----------         ----------
         Total assets                                                          $      126,630,682        114,865,968
                                                                                      ===========        ===========


See accompanying notes to consolidated financial statements.

          Liabilities and Shareholders' Equity                                                1997              1996
          ------------------------------------                                                ----              ----
Deposits:
     Noninterest bearing                                                           $      18,481,616        15,988,515
     Interest bearing                                                                     92,644,084        85,055,755
                                                                                          ----------        ----------

                Total deposits                                                           111,125,700       101,044,270

Federal Home Loan Bank advances                                                            1,176,534         1,222,647
Other borrowed funds                                                                       3,455,470         2,986,288
Accrued interest payable                                                                     133,134           136,276
Accounts payable and other liabilities                                                       335,997           248,067
                                                                                             -------           -------

              Total liabilities                                                          116,226,835       105,637,548
                                                                                         -----------       -----------

Shareholders' equity:
     Common stock, $.10 par value per share. Authorized 1,000,000 shares;
        618,035 and 617,584 shares issued, 596,235 and 595,784 shares outstanding at December 31,
        1997 and 1996                                                                         61,804            61,759
     Additional paid-in capital                                                            6,721,129         6,065,310
     Retained earnings                                                                     3,808,136         3,269,630
     Treasury stock, at cost (21,800 shares at December 31, 1997
        and 1996)                                                                           (208,640)         (208,640)
     Unrealized gain on investment securities available for sale, net                         21,418            40,361
                                                                                              ------            ------

                Total shareholders' equity                                                10,403,847         9,228,420

Commitments and contingencies
                                                                                          ----------        ----------
                Total liabilities and shareholders' equity                         $     126,630,682       114,865,968
                                                                                         ===========       ===========

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
    For each of the years in the three-year period ended December 31, 1997

                                                                            1997              1996             1995
                                                                            ----              ----             ----
Interest income:
     Loans                                                            $    8,488,762        7,051,323         6,217,599
     Investment securities held to maturity and
         investments securities available for sale                         1,031,804        1,119,534           979,436
     Federal funds sold                                                      137,240          257,766           170,917
     Other                                                                    33,322           32,540            51,255
                                                                              ------           ------             ------

            Total interest income                                          9,691,128        8,461,163         7,419,207
Interest expense:
     Deposits and other borrowed money                                     4,360,146        4,155,519         3,651,880
                                                                           ---------        ---------         ---------

            Net interest income                                            5,330,982        4,305,644         3,767,327
Provision for loan losses                                                    179,000           90,000           175,000
                                                                             -------           ------           -------

            Net interest income after provision
                for loan losses                                            5,151,982        4,215,644         3,592,327
                                                                           ---------        ---------         ---------

Other income, primarily customer service fees                                746,721          707,363           491,519
                                                                             -------          -------           -------

Other expenses:
     Salaries and benefits                                                 1,999,237        1,834,204         1,491,707
     Directors stock option plan                                             650,000            -                  -
     Occupancy expense                                                       847,358          777,524           491,882
     Advertising and public relations                                        149,364           92,639           102,766
     Legal and professional fees                                             281,050          212,527           223,464
     Stationery and printing supplies                                         59,805          111,562           128,055
     Data processing expense                                                 187,365          160,483           129,363
     Insurance                                                                65,713           52,546           110,720
     Other expenses                                                          622,298          696,812           606,924
                                                                             -------          -------           -------

                                                                           4,862,190        3,938,297         3,284,881
                                                                           ---------        ---------         ---------

            Net operating income                                           1,036,513          984,710           798,965

     Income tax expense                                                      498,007          336,374           326,000
                                                                             -------          -------           -------

            Net income                                                $      538,506          648,336           472,965
                                                                             =======          =======           =======

Basic earnings per share                                              $          .90             1.13               .90
                                                                                 ===             ====               ===

Diluted earnings per share                                            $          .88             1.13               .90
                                                                                 ===             ====               ===
                                                                            --------         --------          --------

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Shareholders'
                Equity For each of the years in the three-year
                        period ended December 31, 1997



                                                                           Additional                        Treasury
                                                             Common          paid-in          Retained          stock,
                                                              stock          capital          earnings         at cost
                                                              -----          -------          --------         -------
Balances, December 31, 1994                              $    54,537        5,350,342        2,148,329        (208,640)

Net income                                                         -                -          472,965               -

Unrealized gain on investment securities available
  for sale, net                                                    -                -                -               -
                                                              ------         --------         --------         -------
Balances, December 31, 1995                                   54,537        5,350,342        2,621,294        (208,640)

Net income                                                         -                -          648,336               -

Unrealized loss on investment securities available
  for sale, net                                                    -                -                -               -

Employee stock options exercised                               7,222          714,968                -               -
                                                               -----         --------         --------         -------
Balances, December 31, 1996                                   61,759        6,065,310        3,269,630        (208,640)

Directors stock option plan                                        -          650,000                -               -

Net income                                                         -                -          538,506               -

Unrealized loss on investment securities available
  for sale, net                                                    -                -                -               -

Sale of common stock                                              45            5,819                -               -
                                                               -----         --------         --------         -------

Balances, December 31, 1997                              $    61,804        6,721,129        3,808,136        (208,640)
                                                              ======        =========        =========        =========

                                                                      Unrealized gain
                                                                    (loss) on investment            Total
                                                                     securities available      shareholders'
                                                                        for sale, net              equity
                                                                        -------------              ------
Balances, December 31, 1994                                                  (123,969)             7,220,599

Net income                                                                          -                472,965

Unrealized gain on investment securities available
  for sale, net                                                               240,410                240,410
                                                                                -----              ---------
Balances, December 31, 1995                                                   116,441              7,933,974

Net income                                                                          -                648,336

Unrealized loss on investment securities available
  for sale, net                                                               (76,080)               (76,080)

Employee stock options exercised                                                    -                722,190
                                                                                -----              ---------
Balances, December 31, 1996                                                    40,361              9,228,420

Directors stock option plan                                                         -                650,000

Net income                                                                          -                538,506

Unrealized loss on investment securities available
  for sale, net                                                               (18,943)               (18,943)

Sale of common stock                                                                -                  5,864
                                                                                -----              ---------
Balances, December 31, 1997                                                    21,418             10,403,847
                                                                               ======             ==========

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
    For each of the years in the three-year period ended December 31, 1997



                                                                                  1997              1996             1995
                                                                                  ----              ----             ----
Cash flows provided by operating activities:
      Net income                                                         $      538,506           648,336           472,965
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation of premises and equipment                              306,327           256,682           119,767
            Deferred income taxes                                              (147,901)          (28,582)          (51,760)
            Net amortization of premiums and accretion of discounts on investment securities held to maturity and investment
                securities available
                for sale                                                        (64,937)          (23,973)           84,676
            Provision for loan losses                                           179,000            90,000           175,000
            Deferred loan origination fees                                       25,635           121,615            41,774
            Loss on sale of other real estate owned                               6,687            55,101             2,744
            Writedown to fair value on other real estate owned                     -               26,829            25,257
            Provision for other real estate owned                                  -                7,080              -
            Executive supplemental income plan - additional
                cash surrender value                                            (63,897)          (67,709)             -
            Cash provided by (used in) changes in:
                Accrued interest receivable                                     (25,568)          (90,393)           47,049
                Prepaid expenses and other assets                                28,997            35,103           (60,143)
                Accrued interest payable                                         (3,142)          (69,755)          151,193
                Accounts payable and other liabilities                           87,930            26,403           (47,543)
                                                                                 ------            ------           -------

                     Net cash provided by operating activities                  867,637           986,737           960,979
                                                                                -------           -------           -------

                                                                                               (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
               Consolidated Statements of Cash Flows, Continued


                                                                             1997             1996            1995
                                                                             ----             ----            ----
Cash flows provided by (used in) investing activities:
      Loans (net of collections)                                         (11,037,444)     (20,802,136)       (5,795,836)
      Purchases of investment securities available for sale               (7,500,815)      (7,899,762)       (5,489,677)
      Proceeds from maturity of investment securities held to
         maturity                                                               -           2,500,000         6,000,000
      Proceeds from maturity of investment securities available
         for sale                                                          7,000,000        3,000,000         1,500,000
      Proceeds from called investment securities available
         for sale                                                          1,000,000        1,000,000              -
      Purchase of cash surrender value life insurance policies to
         fund executive supplemental income                                     -                -           (1,171,100)
      Proceeds from sale of Federal Home Loan Bank stock                        -             107,200           165,900
      Purchase of regulatory stock                                           (62,300)            -               (7,500)
      Purchase of premises and equipment                                    (279,703)        (272,069)       (1,990,725)
      Proceeds from the sale of other real estate owned                      358,372          401,048           129,348
                                                                             -------          -------           -------

                     Net cash used in investing activities               (10,521,890)     (21,965,719)       (6,659,590)
                                                                         ------------     ------------       -----------

Cash flows provided by financing activities:
      Net increase in demand deposits, NOW accounts and passbook
         savings accounts                                                  7,819,123        7,906,958           871,508
      Net increase in certificates of deposit                              2,262,307        3,794,533        26,435,789
      Federal funds purchased                                                   -                -           (1,500,000)
      Principal repayments on mortgage notes payable                         (25,949)         (23,917)          (22,097)
      Increase (decrease) in other borrowed funds                            495,131        1,615,261        (7,123,056)
      Principal payments on Federal Home Loan Bank borrowings                (46,113)         (43,448)       (2,916,659)
      Directors stock option plan                                            650,000             -                 -
      Proceeds from employee stock options exercised                            -             722,190              -
      Proceeds from sale of common stock                                       5,864             -                 -
                                                                               -----         --------          --------

                     Net cash provided by financing activities            11,160,363       13,971,577        15,745,485
                                                                          ----------       ----------        ----------

                     Net increase (decrease) in cash and cash
                        equivalents                                        1,506,110       (7,007,405)       10,046,874

Cash and cash equivalents at the beginning of the year                     4,889,652       11,897,057         1,850,183
                                                                           ---------       ----------         ---------

Cash and cash equivalents at the end of  the year                     $    6,395,762        4,889,652        11,897,057
                                                                           =========        =========        ==========

                                                                                           (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
               Consolidated Statements of Cash Flows, Continued

                                                                             1997             1996               1995
                                                                             ----             ----               ----
Cash paid during the year for:
      Interest                                                        $    4,363,288        4,225,274         3,500,687
                                                                           =========        =========         =========

      Taxes                                                           $      622,080          353,685           411,389
                                                                             =======          =======           =======

Supplemental disclosures of non-cash transactions:
      Transfer of other real estate owned to premises
         and equipment                                                $      450,000             -                 -
                                                                             =======             ====              ====

      Financing of other real estate owned                            $       25,058             -                 -
                                                                              ======             ====              ====

      Transfer of loans to other real estate owned                    $       73,334          706,318            48,857
                                                                              ======          =======            ======

      Transfer of premises and equipment to other
         real estate owned                                            $         -                -              150,000
                                                                                ====             ====           =======

      Market value adjustment - investment securities
        available for sale:
            Market value adjustment - investments                             34,341           64,711           176,426
            Deferred income tax liability                                     12,923           24,350            59,985
                                                                              ------           ------            ------

                     Unrealized gain on investments
                          available for sale, net                     $       21,418           40,361           116,441
                                                                              ======           ======           =======

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                               December 31, 1997



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


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


              Securities that management has the intent and the Company has the ability at the time of purchase or origination to hold until maturity are classified as investment securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the level yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statements of operations. Realized gains and losses on investment securities available for sale are computed using the specific identification method.

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


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



              The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

       (f)    Allowance for Loan Losses

              The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

              The Company segregates the loan portfolio for loan loss purposes into the following broad segments such as: commercial real estate; residential real estate; commercial business; and consumer loan. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as; trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


             Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

             Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination.

       (g)   Other Real Estate Owned

             Real estate acquired in the settlement of loans is initially recorded at the lower of cost (principal balance of the former loan plus costs of obtaining title and possession) or at fair value less costs to dispose. Costs relating to development and improvement of the property are capitalized, whereas those relating to holding the property are charged to operations.

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

       (i)   Other Borrowed Funds

             In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company has repurchase agreements secured by U.S. Treasury securities at December 31, 1997.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



             The Company adopted this Statement as of January 1, 1997. The Statement did not have a material impact on the Company at point of adoption.

        (j)  Income Taxes

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

       (k)   Derivative Instruments

             The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined in Statement of Financial Accounting Standards No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" for fixed rate loan commitments which the Company believes are at market value at December 31, 1997.

       (l)   Use of Estimates

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


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



(2)    Restrictions on Cash

       The Company is required to maintain reserve balances in accordance with Federal Reserve Bank requirements. At December 31, 1997 and 1996, these reserve balances were $556,000 and $483,000, respectively.

(3) Investment Securities Held to Maturity and Investment Securities Available for Sale

       The amortized cost and estimated market values of investment securities held to maturity and available for sale at December 31, 1997 and 1996 are as follows:

             Investment securities held to maturity:


                                                                            Gross               Gross           Estimated
                                                       Amortized          unrealized          unrealized          market
                                                         cost               gains              losses             value
                                                         ----               -----              ------             -----
             1997:
                  Municipals                     $      190,000               454               -                190,454
                                                        =======               ===               =====            =======

             1996:
                  Municipals                     $      190,000             1,310               -                191,310
                                                        =======             =====               =====            =======


             Investment securities available for sale:

                                                                          Gross              Gross              Estimated
                                                         Amortized      unrealized         unrealized             market
                                                           cost           gains              losses                value
                                                           ----           -----              ------                -----
             1997:
                  U.S. Treasury securities      $       15,465,436         43,415             9,074              15,499,777
                                                        ==========         ======             =====              ==========

             1996:
                  U.S. Treasury securities      $       15,899,684         80,830            16,119              15,964,395
                                                        ==========         ======            ======              ==========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


       The amortized cost and estimated market value of investment securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                           Amortized          Estimated
                                                                              cost          market value
                                                                              ----          ------------
             Investment securities held to maturity:
                  Due within one year                                    $    190,000           190,454
                                                                              =======           =======

             Investment securities available for sale:
                  Due within one year                                       7,964,620         7,973,597
                  Due after one year through five years                     7,500,816         7,526,180
                                                                            ---------         ---------

                                                                         $ 15,465,436        15,499,777
                                                                           ==========        ==========

       At December 31, 1997 and 1996 investment securities with a book value of $496,215 and $498,361 were pledged to collateralize the treasury tax and loan account, respectively.

(4)    Loans

       Major categories of loans included in the loan portfolio at December 31, 1997 and 1996 are:


                                                                              1997                1996
                                                                              ----                ----
             Commercial - secured                                        $ 11,113,710          10,461,047
             Commercial - unsecured                                         4,326,247           3,988,842
             Real estate, primarily commercial                             80,223,450          69,924,987
             Other (installments and overdrafts)                            3,040,377           3,393,462
                                                                           ----------           ---------

                                                                           98,703,784          87,768,338
             Less:
                 Allowance for loan losses                                 (1,013,081)           (887,803)
                 Deferred loan origination fees, net                         (373,182)           (347,547)
                                                                           ----------          ----------

                        Net loans                                        $ 97,317,521          86,532,988
                                                                           ==========          ==========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


       Certain principal shareholders, directors and employees and their related interest were indebted to the Bank as summarized below:


                                                                                       1997               1996
                                                                                       ----               ----
             Balance, beginning of year                                      $       12,717,857         11,520,498
             Additional new loans                                                     2,589,693          5,739,232
             Repayments on outstanding loans                                         (2,311,286)        (4,541,873)
                                                                                     -----------        -----------

             Balance, end of year                                            $       12,996,264         12,717,857
                                                                                     ==========         ==========

       All such loans were made in the ordinary course of business. At December 31, 1997 and 1996, principal shareholders, directors and employees of the Company and their related interests had $1,240,272 and $3,564,217, respectively, available in lines of credit and commitments.

       The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at December 31, 1997 and 1996 were $1,168,036 and $37,912 and $1,159,868 and $24,930, respectively. Those loans with a probable loss have a specific reserve established. All other impaired loans are accounted for in the general allowance for loan loss. The average recorded investment in impaired loans during 1997 and 1996 was $1,163,952 and $1,671,340, respectively. Interest income recognized in impaired loans during 1997 and 1996 was $-0-.

       Changes in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                    1997                   1996               1995
                                                    ----                   ----               ----
       Balance, beginning of year          $        887,803               856,803            657,569
       Provisions charged to operations             179,000                90,000            175,000
       Charge offs:
             Real estate loans                         -                     -                  -
             Installment loans                       (8,524)               (2,129)            (1,450)
             Commercial loans                       (63,064)             (101,387)           (61,449)
       Recoveries:
             Real estate loans                         -                     -                  -
             Installment loans                         -                     -                 1,073
             Commercial loans                        17,866                44,516             86,060
                                                  ---------               -------            -------

       Balance, end of year                $      1,013,081               887,803            856,803
                                                  =========               =======            =======

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



       At December 31, 1997 and 1996, nonaccrual loans were $1,113,608 and $1,159,868, respectively. If interest due on all nonaccrual loans had been accrued at the original contract rates, estimated interest income would have been increased by $83,917 in 1997, $28,536 in 1996 and $203,476 in 1995.


(5)    Premises and Equipment

       A summary of premises and equipment at December 31, 1997 and 1996 follows:

                                                     1997               1996
                                                     ----               ----

Land and land improvements                       $ 1,949,971          1,499,971
Furniture, fixtures and equipment                  1,823,166          1,552,975
Bank buildings                                     1,137,669          1,137,669
Leasehold improvements                               228,796            219,284
                                                 -----------        -----------

                                                   5,139,602          4,409,899
Less accumulated depreciation                     (1,214,351)          (908,024)
                                                 -----------        -----------

                                                 $ 3,925,251          3,501,875
                                                 ===========        ===========


(6)    Fair Value of Financial Instruments

       The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

           Cash and Cash Equivalents - The carrying amount of cash and cash equivalents represents fair value.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



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

           Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1997 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

           Federal Home Loan Bank Advances and Other Borrowings - Fair values of Federal Home Loan Bank advances and other borrowings are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of the repurchase agreements approximate their fair value.

                                                                  (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



           Commitments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

       The following tables present the carrying amounts and estimated fair values of the Company's financial instruments.

                                                                              December 31, 1997
                                                                              -----------------

                                                                    Carrying amount             Fair value
                                                                    ---------------             ----------
          Financial assets:
                Cash and due from banks and federal
                    funds sold                                      $    6,395,762              6,395,762
          Investment securities available for sale                      15,499,777             15,499,777
          Investment securities held to maturity                           190,000                190,454
          Loans (carrying amount less allowance
                for loan losses of $1,013,081)                          97,317,521             97,516,658

          Financial liabilities:
                Deposits:
                    Without stated maturities                       $   61,728,025             61,728,025
                    With stated maturities                              49,397,675             48,766,992
                Federal Home Loan Bank advances                          1,176,534              1,176,534
                Other borrowings                                         3,455,470              3,432,081

          Commitments:
                Letter of credit                                    $        -                      -
                Loan commitments                                             -                      -

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



                                                           December 31, 1996
                                                           -----------------

                                                        Carrying         Fair
                                                         Amount          Value
                                                        --------         -----
Financial assets:
      Cash and due from banks and federal
           funds sold                                 $ 4,889,652      4,889,652
      Investment securities available for sale         15,964,395     15,964,395
      Investment securities held to maturity              190,000        191,310
      Loans (carrying amount less allowance
         for loan losses of $877,803)                  86,532,988     86,502,039

Financial liabilities:
      Deposits:
       Without stated maturities                      $53,908,902     53,908,902
       With stated maturities                          47,135,368     46,997,363
      Federal Home Loan Bank advances                   1,222,647      1,222,647
      Other borrowings                                  2,986,288      2,983,942


Commitments:
      Letter of credit                                $      --             --
      Loan commitments                                       --             --


         The carrying amounts shown in the tables are included in the consolidated balance sheets under the indicated captions.


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

(7)   Deposits

      A detail of deposits at December 31, 1997 and 1996 follows:

                                                                                           1997              1996
                                                                                           ----              ----
           Noninterest-bearing demand deposits                                    $      18,481,616       15,988,515
           Interest-bearing:
               NOW accounts                                                              11,784,328        8,376,751
               Money market                                                               8,865,311       11,080,125
               Savings accounts                                                          22,596,770       18,463,511
               Time accounts less than $100,000                                          19,905,866       18,588,378
               Time accounts greater than $100,000                                       29,491,809       28,546,990
                                                                                         ----------       ----------

                                                                                  $     111,125,700      101,044,270
                                                                                        ===========      ===========

           Included in interest-bearing deposits are certificates of deposit issued in amounts of $100,000 or more which have remaining maturities at December 31, 1997 and 1996 as follows:


                                                                                            1997             1996
                                                                                            ----             ----
           Three months or less                                                     $    23,954,183       19,976,908
           Three through twelve months                                                    4,921,535        7,044,986
           Over one year                                                                    616,091        1,525,096
                                                                                            -------        ---------

                                                                                    $    29,491,809       28,546,990
                                                                                         ==========       ==========

           A summary of interest expense on deposits and other borrowed money is as follows:

                                                                          1997             1996              1995
                                                                          ----             ----              ----
           Time deposits of $100,000 or greater                   $     1,599,542        1,486,139        1,198,004
           Time deposits less than $100,000                             1,199,018        1,175,742          820,436
           Interest-bearing demand deposits                               507,149          658,742          662,806
           Savings deposits                                               774,011          631,850          579,570
           Interest on borrowings                                         280,426          203,046          391,064
                                                                          -------          -------          -------

           Interest on deposits and other borrowed
                money                                             $     4,360,146        4,155,519        3,651,880
                                                                        =========        =========        =========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



        The Company had deposits from principal shareholders, directors and employees and their related interests of approximately $18,737,571 and $18,713,024 at December 31, 1997 and 1996, respectively. There were no brokered deposits outstanding at year end.


(8)     Federal Home Loan Bank Advances

        Federal Home Loan Bank advances at December 31, 1997 and 1996, are summarized as follows:

                                                                                            1997            1996
                                                                                            ----            ----
          Advances from the Federal Home Loan Bank (interest
            rates ranging from 6.32% to 8.18% and 5.82% to
            8.181% at December 31, 1997 and 1996, respectively)                       $    1,176,534        1,222,647
                                                                                           =========        =========

          Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by first mortgage loans in the amount of $2,244,278 and $2,687,557 respectively. Advances at December 31, 1997 have calendar-year maturity dates as follows:

                    1998                              $       51,000
                    1999                                      54,950
                    2000                                      59,850
                    2001                                      65,950
                    2002                                     114,200
                    Thereafter                               830,584
                                                             -------

                                                      $    1,176,534
                                                           =========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



(9)     Other Borrowed Funds

        Other borrowed funds consist of the following:

                                                                                       December 31,
                                                                 ------------------------------------------------------
                                                                              1997                        1996
                                                                 ---------------------------      ---------------------
                                                                                Weighted                    Weighted
                                                                                 average                     average
                                                                 Amount           rate        Amount          rate
                                                                 ------           ----        ------          ----
      Short-term borrowings:
          Repurchase agreements secured by U.S.
               Treasury securities with market values
               of $3,151,678 and $2,759,428 as of
               December 31, 1997 and 1996,
               respectively, repurchase dates in
               January 1998 and 1997                             $    3,156,906     4.85%    $  2,661,774    4.43%
                                                                      ---------     ----        ---------    ----

                    Total short-term borrowings                       3,156,906     4.85%       2,661,774    4.43%
                                                                      ---------     ----        ---------    ----

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                                                                         December 31,
                                                     -------------------------------------------------------
                                                               1997                          1996
                                                     ------------------------    ---------------------------
                                                                    Weighted                    Weighted
                                                                     average                     average
                                                     Amount           rate        Amount          rate
                                                     ------           ----        ------          ----
Long-term borrowings:
    Mortgage note payable with monthly
        installments of $2,000, including
        interest at 8%, maturing October
        2002 and secured by real estate with
        a book value of $400,000                          95,658      8.00%         111,209       8.00%

    Mortgage note payable with monthly
        installments of $650, including
        interest at 8%, maturing November 1999
        and secured by real estate
        with a book value
        of $65,000                                        55,665      8.00%         58,871        8.00%

    Mortgage note payable with monthly
        installments of $1,607, including
        interest at 8%, maturing October 2009
        and secured by real estate with a book
        value of $375,000                                 147,241     8.00%         154,434       8.00%
                                                          -------     ----          -------       ----

             Total long-term borrowings                   298,564     8.00%         324,514       8.00%
                                                          -------     ----          -------       ----

             Total other borrowed money               $ 3,455,470     5.12%     $ 2,986,288       4.82%
                                                        =========     ====        =========       ====

        Aggregate maturities on the mortgage notes payable at December 31, 1997 are as follows:

                  1998                                   $       28,121
                  1999                                           78,907
                  2000                                           28,940
                  2001                                           31,380
                  2002                                           29,944
                  Thereafter                                    101,272
                                                                -------

                                                          $     298,564

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

         The repurchase agreements were to repurchase the identical securities as those which were sold. Retail repurchase agreements averaged $3,329,828 and $1,641,167 during the years ended December 31, 1997 and 1996, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $3,714,990 and $4,128,051, respectively. Total interest expense paid on retail repurchase agreements for the years ending December 31, 1997, 1996 and 1995 was $163,261, $78,318 and
         $95,085, respectively.

         The Bank has available repurchase lines equal to the amount of all unpledged investment securities.


(10)     Income Taxes

         The provision for income taxes for 1997, 1996 and 1995 consists of the following:

                                           Current       Deferred        Total
                                           -------       --------        -----

Year ended December 31, 1997:
     Federal                             $ 569,256       (132,890)       436,366
     State                                  76,652        (15,011)        61,641
                                         ---------      ---------      ---------

                                         $ 645,908       (147,901)       498,007
                                         =========      =========      =========

Year ended December 31, 1996:
     Federal                               328,156        (25,825)       302,331
     State                                  36,800         (2,757)        34,043
                                         ---------      ---------      ---------

                                         $ 364,956        (28,582)       336,374
                                         =========      =========      =========

Year ended December 31, 1995:
     Federal                               336,000        (44,000)       292,000
     State                                  41,760         (7,760)        34,000
                                         ---------      ---------      ---------

                                         $ 377,760        (51,760)       326,000
                                         =========      =========      =========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                             1997          1996
                                                             ----          ----

  Deferred tax assets:
     Loan receivable, due to allowance for loan losses      $342,110     289,693
     Directors stock option plan                             117,000        --
     Executive supplemental income                            57,421      45,642
     Other real estate owned allowance                         9,445      22,778
     Other                                                     7,758       9,455
                                                            --------    --------

            Total deferred tax assets                        533,734     367,568
                                                            --------    --------

  Deferred tax liabilities:
     Unrealized gain on investment securities available
       for sale                                               12,923      24,350
     Premises and equipment, due to differences in
        depreciation methods and useful lives                 70,731      56,099
     Investments, due to accretion                            39,575      35,942
     FHLB stock dividend                                       8,960       8,960
                                                            --------    --------

             Total deferred tax liabilities                  132,189     125,351
                                                            --------    --------

             Net deferred tax asset                         $401,545     242,217



                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



       The Company has recorded a deferred tax asset of $401,545 and $242,217 as of December 31, 1997 and 1996, respectively. The amount of the deferred tax asset is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. No valuation allowance is required at December 31, 1997 and 1996.

       A reconciliation between the actual tax expense and the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 34% to earnings before income taxes) is as follows:

                                                                                  1997          1996          1995
                                                                                  ----          ----          ----
                "Expected" tax expense                                     $   352,414       334,801       271,648
                Directors stock option plan                                    110,774          -             -
                State income tax expense, net of federal
                    benefit                                                     40,683        22,468        22,440
                Life insurance premiums on officers                            (21,722)      (21,243)       10,012
                Meals and entertainment and dues                                10,788         7,620        13,000
                Club dues                                                        1,368          -             -
                Tax exempt interest                                             (2,148)       (2,616)       (2,100)
                Other                                                            5,850        (4,656)       11,000
                                                                                 -----        -------       ------

                    Actual tax expense                                     $   498,007       336,374       326,000
                                                                               =======       =======       =======

(11)   Shareholders' Equity

       At fiscal years ended December 31, 1997 and 1996, the Bank's balance in undivided profits was $4,341,136 and $3,269,630, respectively. The restrictions on dividend payments are imposed by the Bank's primary regulator, The Office of the Comptroller of the Currency (OCC).

       On April 10, 1997, the Trustees of the National Bank of Commerce 401(k) plan purchased 451 shares of Commerce National Corporation stock at $13.00 per share.


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



         On October 20, 1997, the Company amended the director's stock option plan to extend the expiration date of the options from December 31, 1997 to February 1, 1998, and to include the option for the directors to exercise their options by paying cash of $10 per share or paying with stock valued at $15.50 per share and receive shares valued at $10 per share. The Company has elected to account for the options under APB No. 25 "Accounting for Stock Based Compensation". According to APB No. 25, renewing or extending the option period establishes a new measurement date as if the right was newly granted. Therefore, the Company recorded compensation expense to the extent of the excess of the value of the stock over the purchase price ($15 less $10), resulting in a $650,000 compensation expense for fiscal year 1997.


(12)     Rent

         The following is a schedule of future minimum annual rentals under the noncancellable operating leases relating primarily to the Company's main office facility:

                  Year ended

                      1998                                 $   475,156
                      1999                                     351,340
                      2000                                     359,652
                      2001                                     368,212
                      2002                                     377,030
                                                               -------

                                                           $ 1,931,390
                                                             =========
         Rent expense for the years ending December 31, 1997, 1996 and 1995 was $410,803, $373,701 and $285,144, respectively.

         The landlord of the Company's facilities is a partnership which is owned in part by certain of the Company's directors. This lease expires on January 1, 2003.



                                                                    (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



(13)     Employee Savings Plan

         The Company sponsors an employee savings plan which qualifies as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 20% of their pre-tax compensation. The Company makes contributions on a discretionary basis as approved by the Board of Directors. Participants vest immediately in their own contributions and after one year of service in contributions made by the Company. Employee savings plan expense for the years ending December 31, 1997, 1996 and 1995 was $32,509, $31,000, $30,000, respectively.


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

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the institution's category.


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



         The Bank's actual capital amounts and ratios are also presented in the table. If the holding company were included, amounts would be in excess of this amount.

                                                                                                     To be well capitalized
                                                                                                          under prompt
                                                                       For capital                      corrective action
                                              Actual                adequacy purposes                      provisions
                                        ------------------         -------------------                ---------------------
                                        Amount       Ratio         Amount        Ratio                Amount          Ratio
                                        ------       -----         ------        -----                ------          -----
As of December 31, 1997:
     Total capital (to risk                                                   greater than                         greater than
         weighted assets)         $   10,896,989    10.43%    $   8,356,580   or equal to 8.0%     $   10,445,725  or equal to 10.0%

     Tier I capital (to risk                                                  greater than                         greater than
         weighted assets)              9,891,919    9.47%         4,178,290   or equal to 4.0%          6,267,435  or equal to 6.0%

     Tier I capital (to average                                               greater than                         greater than
         assets)                       9,891,919    8.00%         4,949,326   or equal to 4.0%          6,186,658  or equal to 5.0%

As of December 31, 1996:
     Total capital (to risk                                                   greater than                         greater than
         weighted assets)         $    8,888,306    9.67%     $   7,356,552   or equal to 8.0%     $    9,195,690  or equal to 10.0%

     Tier I capital (to risk                                                  greater than                         greater than
         weighted assets)              8,008,503    8.71%         3,678,276   or equal to 4.0%          5,517,414  or equal to  6.0%

     Tier I capital (to average                                               greater than                         greater than
         assets)                       8,008,503    7.00%         4,579,046   or equal to  4.0%         5,723,807  or equal to  5.0%

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



(15)     Stock Option Plans

         Pursuant to the Company's stock option plans, each of the directors have been granted options to purchase 10,000 shares at $10 per share not to exceed a combined total of 130,000 shares. This exercise price was established at $10 to reflect the market price for the Bank's shares at the time the stock option plan was initially adopted in 1986. The options are exercisable from June 14, 1986 through February 1, 1998. Furthermore, pursuant to the Plan, there has been granted to the employees of the Company an incentive stock option to purchase 75,000 shares of common stock at $10 per share of which the President of the Company has the option to purchase 25,000 shares. The employee shares were exercisable from April 24, 1988 to April 24, 1996. At December 31, 1997 and 1996, the number of options vested and exercisable was 130,000 and 122,000, respectively. On April 24, 1996, 72,219 shares were exercised under the Employees Stock Option Plan at $10 per share.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                             1997        1996        1995
                                             ----        ----        ----

             Net income:
                As reported            $    538,506     648,336     472,965
                Pro forma                   538,506     638,547     462,277

             Earnings per share:
                As reported                     .88        1.13         .84
                Pro forma                       .88        1.11         .83


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



         The fair value of each option granted is estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively; dividend yield of -0- percent for all years; expected volatility of -0-percent for all years; risk-free interest rates of 5.36%, 5.8% and 5.22% and expected lives of .17 years, .81 and 1.78 years for the plan options.

         A summary of the status of the Bank's stock option plan as of December 31, 1997, 1996, and 1995 and changes during the years ended on those dates is presented below:

                Fixed options                                                1997               1996              1995
                -------------                                                ----               ----              ----
       Outstanding at beginning of year                                     122,000           194,000            190,750
       Granted                                                              138,000             3,000              3,250
       Exercised                                                                  -            72,219                  -
       Forfeited                                                            130,000             2,781                  -
                                                                            -------             -----                  -

       Outstanding at end of year                                           130,000           122,000            194,000
                                                                            -------           -------            -------

       Options exercisable at year-end                                      130,000           122,000            194,000
                                                                            =======           =======            =======

       Weighted-average fair value of options granted
           during the year per share                                        $  5.00           $  4.94            $  5.57
                                                                            =======           =======            =======

       The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                                                                           Weighted
                                                                                                            average
                            Number                                                    Number                exercise
                          outstanding          Weighted           Weighted          exercisable              price
          Range of            at               remaining           average              at                    at
          exercise       December 31,         contractual         exercise         December 31,          December 31,
           prices            1997                life               price              1997                  1997
           ------            ----                ----               -----              ----                  ----
           $ 10.00          130,000            2 months            $ 10.00            130,000               $ 10.00

                                                                    (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



(16)     Parent Company Only Financial Statements

         Condensed financial statements of Commerce National Corporation (parent company only) follow:

                           Condensed Balance Sheets
                           ------------------------

                          December 31, 1997 and 1996

         Assets:                                                     1997           1996
         -------                                                     ----           ----
           Cash and interest bearing deposits              $       169,485        51,635
           Investment in wholly-owned bank subsidiary            9,796,337     8,048,864
           Loans, net                                              289,626     1,090,594
           Other assets                                            148,399        37,327
                                                                   -------        ------

                                                           $    10,403,847     9,228,420
                                                                ==========     =========

         Shareholders' equity:
         --------------------

           Common stock                                             61,804        61,759
           Additional paid-in capital                            6,721,129     6,065,310
           Retained earnings                                     3,808,136     3,269,630
           Treasury stock, at cost (21,800 shares)                (208,640)     (208,640)
           Unrealized gain on Bank's investment securities
               available for sale, net                              21,418        40,361
                                                                    ------        ------

                                                           $    10,403,847     9,228,420
                                                                ==========     =========


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



          No dividends were paid by the Bank subsidiary to Commerce National Corporation for 1997, 1996 or 1995. The Bank is in compliance with banking regulations regarding the payment of dividends.

                      Condensed Statements of Operations
                      ----------------------------------

                 Years ended December 31, 1997, 1996 and 1995

                                                          1997               1996              1995
                                                          ----               ----              ----
 Revenue:
    Interest income                                    $   49,373           70,299            39,582
    Management fee                                          -                -                 6,000
                                                         --------           ------             -----

            Total revenue                                  49,373           70,299            45,582
                                                           ------           ------            ------

Expenses:
    Salaries and benefits                                   -                -                11,924
    Directors stock option plan                           650,000            -                 -
    Legal and professional fees                            12,328            6,659             3,461
    Other, net                                            (85,045)          42,347            19,506
                                                         --------           ------            ------

             Total expenses                               577,283           49,006            34,891
                                                          -------           ------            ------

             Income (loss) before equity in net
                  earnings of subsidiary                 (527,910)          21,293            10,691

 Equity in net earnings of subsidiary                   1,066,416          627,043           462,274
                                                        ---------          -------           -------

             Net income                                $  538,506          648,336           472,965
                                                          =======          =======           =======



                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                      Condensed Statements of Cash Flows
                      ----------------------------------

                 Years ended December 31, 1997, 1996 and 1995

                                                                            1997              1996             1995
                                                                            ----              ----            -----
        Cash flows provided by operating activities:
           Net income                                                  $     538,506          648,336         472,965
           Adjustments to reconcile net income to net
                cash provided by operating activities:
                    Depreciation of premises and equipment                      -               3,955           3,953
                    Equity in subsidiary                                  (1,066,416)        (627,042)       (462,274)
                    Decrease (increase) in other assets                     (111,072)          (5,866)          2,062
                                                                            ---------          -------          -----

                         Net cash provided by (used for)
                             operating activities                           (638,982)          19,383          16,706
                                                                            ---------          ------          ------

       Cash flows provided by (used in) investing activities:
           Net repayments of loans (net loans to customers)                  800,968         (747,610)         (4,283)
                                                                             -------        ---------         -------

       Cash flows used in financing activities:
           Capital infusion to the subsidiary                               (700,000)            -               -
           Directors stock option plan                                       650,000             -               -
           Employee stock options exercised                                    5,864          722,190            -
                                                                               -----          -------         -------

                         Net cash provided by (used for)
                             financing activities                            (44,136)         722,190            -
                                                                             --------         -------         -------

                         Net increase (decrease) in cash and cash
                             equivalents                                     117,850           (6,037)         12,423

       Cash and cash equivalents at beginning of year                         51,635           57,672          45,249
                                                                              ------           ------          ------

       Cash and cash equivalents at end of year                      $       169,485           51,635          57,672
                                                                             =======           ======          ======

       Supplemental disclosure of noncash transactions:
           Market value adjustment - Bank investment
                securities available for sale:
                    Market value adjustment - investments                     34,341           64,711         176,426
                    Deferred income tax liability                             12,923           24,350          59,985
                                                                              ------           ------          ------

                         Unrealized gain on investment
                             securities available for sale, net      $        21,418           40,361         116,441
                                                                              ======           ======         =======

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



(17)   Executive Supplemental Income Plan

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

       The Bank has approximately $153,000 and $99,000 accrued at December 31, 1997 and 1996, respectively, and is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. The Bank incurred charges of $69,041 in connection with the Plan during 1995.


(18)   Credit Commitments

       The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1997 and 1996 are as follows:

                                                                                                1997           1996
                                                                                                ----           ----
           Standby letters of credit                                                    $       870,486        991,880
           Total lines of credit                                                             50,832,223     46,992,675
           Unfunded firm loan commitments-variable rate                                      20,605,454     11,904,430

       Because many commitments expire without being funded in whole or part, the contract amounts are not estimates of future cash flows.

       The majority of loan commitments have terms up to one year, and have variable interest rates which range from 9% to 9.5%.


                                                                    (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



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


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



(20)     Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This Statement simplifies the calculation of earnings per share (EPS) under APB 15 and was required to be implemented by companies for periods ending December 15, 1997 with prior period restated. The following calculations represent EPS under SFAS 128:



                                                                       Income               Shares            Per share
                                                                     (numerator)         (denominator)         amount
                                                                     -----------         ------------         ---------
         For the year ended 1997:
               Basic earnings per share:
                   Net income                                     $       538,506             596,113         $    .90
                                                                                                                   ===

               Effect of Dilutive Securities:
                   Stock options                                            -                  18,635
                                                                          -------             -------
               Diluted earnings per share:
                   Income and assumed conversions                 $       538,506             614,748         $    .88
                                                                          =======             =======              ===

         For the year ended 1996:
             Basic and diluted earnings per share:
               Net income                                         $       648,336             573,426         $   1.13
                                                                          =======             =======             ====

         For the year ended 1995:
             Basic and diluted earnings per share:
               Net income                                          $       472,965             523,565         $    .90
                                                                           =======             =======              ===



                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements



(21)     Year 2000

         In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project will be funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of December 31, 1997, there have been no charges expensed.


(22)     Subsequent Events

         As of February 1, 1998, 121,500 shares of stock were purchased at a $10.00 per share option price. Also an additional 5,484 options were turned in at $15.50 per share (market value at December 31, 1997) to receive 8,500 shares at $10.00 per share in the stock exchange plan.

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


                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]


---------------------------------------------------------------------------------------------
                                                             YEARS
                                                          REMAINING IN          APPROXIMATE
                                                               TERM              HELD OFFICE
       NAME                    AGE           POSITION       ELECTED (1)             SINCE
---------------------------------------------------------------------------------------------
Donald J. Barker               84            Director/           2             February, 1985
                                             Chairman
---------------------------------------------------------------------------------------------
Russell Barkett                58            Director            1             December, 1992
---------------------------------------------------------------------------------------------
C. Durham Barnes, M.D.         56            Director          0(1)            February, 1985
---------------------------------------------------------------------------------------------
Robert E. Battaglia            51            Director            2             February, 1985
---------------------------------------------------------------------------------------------
Robert B. Boswell, M.D.        52            Director            1             February, 1985
---------------------------------------------------------------------------------------------
Stephen C. Cahill              45            Director          0(2)              April, 1996
---------------------------------------------------------------------------------------------
Kenneth M. Clayton             49            Director          0(1)            February, 1985
---------------------------------------------------------------------------------------------
Guy D. Colado                  53           President &        0(1)            February, 1985
                                             Director
---------------------------------------------------------------------------------------------
J. Blair Culpepper             60         Executive Vice        N/A               May, 1995
                                             President
---------------------------------------------------------------------------------------------
Ernst R. Janvrin               52            Director            2               April, 1996
---------------------------------------------------------------------------------------------
Tony Lombardi, Jr.             50            Director          0(1)              April, 1996
---------------------------------------------------------------------------------------------
Jane H. Louttit                52            Director            2               April, 1996
---------------------------------------------------------------------------------------------
Stephen G. Miller              42            Director            1               April, 1996
---------------------------------------------------------------------------------------------
Willie C. Moss                 63            Director            1             December, 1992
---------------------------------------------------------------------------------------------
Frederick A. Raffa, Ph.D.      54            Director            1             February, 1985
---------------------------------------------------------------------------------------------
Alan M. Scarboro               48         Vice President        N/A              March, 1989
                                            Sec./Treas.
---------------------------------------------------------------------------------------------
W. Charles Shuffield           53            Director            2             February, 1985
---------------------------------------------------------------------------------------------

(1) Has been nominated for election for a three year term which nomination will be voted on at the Annual Shareholders' Meeting scheduled for May 26, 1998.

(2) Will not be seeking re-election at the Annual Shareholders' Meeting scheduled for May 26, 1998.

Each individual designated above, other than Mr. Barker, also is a member of the board of directors for the Bank. The members of the Compensation Committee of the Company for 1997 were W. Charles Shuffield, Ernst R. Janvrin, Willie C. Moss, Kenneth M. Clayton, Guy D. Colado, Marsha J. Wheeler, Russell Barkett and Stephen G. Miller. Mr. Colado, a member of the Committee, is the President and CEO of the Company and the Bank and is excused from discussions concerning his compensation. The Bank's officers are appointed by the board of directors of the Bank and hold office at the will of such board. The Bank's executive officers presently are:

           NAME                                      POSITION WITH BANK
           ----                                      ------------------

           Guy D. Colado                             President and CEO
           Marsha J. Wheeler                         Sr. Vice President/COO
           Jerry H. Johns, III                       Sr. Vice President/Lending
           John R. Casebier                          Vice President

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

       ROBERT E. BATTAGLIA is a native of Florida and a resident of Winter Park, Florida. Since October 1976, Mr. Battaglia has been President of Battaglia Fruit Co., Inc., a citrus grower, harvester, and land owner in Central Florida, and is currently a director of Florida Citrus Mutual. In addition to operating the citrus activities, Mr. Battaglia is a member at the First Presbyterian Church of Orlando, a Director of The Orlando Margarita Society (charitable non-profit organization), Vice Chairman of the Central Region Council to Prevent Blindness Florida; and a member of the Citrus Advisory Committee of Florida Citrus Sports Association.

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

       KENNETH M. CLAYTON is a native of Florida and a resident of Orlando, Florida. Mr. Clayton has actively practiced law in Orlando, Florida, since May of 1974 in a variety of civil law areas. Since October 1987, Mr. Clayton has been a partner in the law firm of Clayton & McCulloh. Prior to forming Clayton & McCulloh, Mr. Clayton was a principal in the law firm of Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. Prior to that, Mr. Clayton was a sole practitioner (October 1981 - July 1985) and prior to that a partner in Clayton & Landis (October 1980 -September 1981). In addition, Mr. Clayton is a past president and founder of the Mid-Florida Chapter of Community Associations Institute. Mr. Clayton is a member of the Orlando Area Chamber of Commerce, American Bar Association, The Florida Bar, the Orange County Bar Association and has served on various committees for such organizations.

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

Item 11.  Executive Compensation/Board Compensation
          -----------------------------------------

       The executive officers for the Company and the Bank received salaries, in aggregate, equal to approximately $362,250, received the benefit of automobile allowances for an aggregate $18,000 and the payment of various club fees and insurance in the amount of approximately $11,040. There were no other executive officers other than the President with salaries in excess of $100,000 per year.

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                 --------------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION                                 LONG-TERM COMP.
                 --------------------------------------------------------------------------------------------------
                                                                              Awards                 PayOuts
                                                                         ------------------------------------------
Name and                                                                                                               All Other
Principal                                                                  Restricted                                   Compens-
Position           Year           Salary         Bonus        Other          Stock        Options        LTIP            ation
--------------------------------------------------------------------------------------------------------------------------------
Guy D.             1997          $118,250       $11,250     $14,704/(1)/      $0             0             $0              $0
Colado             1996          $100,000       $11,982     $12,247/(2)/      $0             0             $0              $0
President          1995          $101,864           -0-     $14,933/(3)/      $0             0             $0              $0
(CEO)            ---------------------------------------------------------------------------------------------------------------


(1)    Includes a $6,000 car allowance and $8,704 medical insurance premium.

(2)    Includes a $6,000 car allowance and $6,247 medical insurance premium.

(3)    Includes a $6,000 car allowance and $5,393 medical insurance premium.


       The Bank implemented an executive supplemental income plan (the "Plan") during 1995 to provide supplemental income to four of its current executives after their retirement. Those executives are as follows:

                 Name                                Position with Bank
                 ----                                ------------------

                 Guy D. Colado                       President and CEO
                 Marsha J. Wheeler                   Sr. Vice President/COO
                 Jerry H. Johns, III                 Sr. Vice President/Lending
                 John R. Casebier                    Vice President

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

       Each founding director of the Company, including Mr. Colado, received a non-qualified stock option for 10,000 shares of Common Stock for his services in lieu of director's fees for his initial term of office. Mr. Barkett and Mr. Moss, who joined the Board on December 21, 1992, received options of 5,000 shares each. Mr. Cahill, Mr. Janvrin, Mr. Lombardi, Mrs. Louttit and Mr. Miller, who joined the Board on April 15, 1996, received options of 800 shares each. All of these options have been exercised. In addition, directors' fees in the amount of $3,000 per year are paid to each non-employee director for an aggregate amount of directors' fees paid for 1997 of $42,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

       Guy D. Colado, President of the Company, has sole voting and dispositive power over 39,097 shares of the Company's common stock. Mr. Colado has shared voting and dispositive power over 325 shares of common stock which he holds jointly with his wife. Such 39,422 shares of common stock represent approximately 5.47% of the total outstanding shares of common stock of the Company. Accordingly, pursuant to Rule 13d-3 promulgated by the SEC, Colado is the beneficial owner of such 39,422 shares of Common Stock.

       During 1997, options to acquire 4,000 shares which were previously granted but not exercised under the Amended and Restated 1985 Commerce National Corporation Directors' Stock Plan (the "Directors' Stock Plan") were distributed equally among the five new directors elected in 1996. Stephen C. Cahill, Ernst
R. Janvrin, Anthony Lombardi, Jr., Jane H. Louttit and Stephen G. Miller were each granted an option to acquire 800 shares of the Company's common stock.

       On October 20, 1997, the Directors' Stock Plan was amended to extend the exercise period to February 1, 1998, and to permit optionees under the Directors' Stock Plan to pay the exercise price with existing stock of the Company. All of the options granted under the Directors' Stock Plan, including the options described in the foregoing paragraph, representing an aggregate of 130,000 shares of the Company's common stock, were exercised by February 1, 1998.

       The following table sets forth, as of March 1, 1998, the beneficial ownership interest in the Company's Common Stock held by each of the Company's directors, and by all officers and directors as a group. With the exception of Guy D. Colado, no shareholder is known by the Company to beneficially own more than the five percent (5%) of the Company's outstanding Common Stock. Each person listed has sole voting and investment power with respect to the shares listed as beneficially owned by him, unless otherwise indicated in the footnotes.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]


                                     ---------------------------------------------------------------------
                                                             AS OF MARCH 1, 1998
                                     ---------------------------------------------------------------------
                                           AMOUNT AND NATURE OF BENEFICIAL
                                                      OWNERSHIP(1)
---------------------------------------------------------------------------------------        PERCENT
   NAME AND ADDRESS OF                    ISSUED              OPTIONED                            OF
    BENEFICIAL OWNER                      SHARES              SHARES(3)       TOTAL             CLASS(2)
----------------------------------------------------------------------------------------------------------
Donald J. Barker
1037 Lakemont Circle                     15,260(4)                0           15,260             2.12%
Winter Park, Florida 32792
----------------------------------------------------------------------------------------------------------
Russell Barkett
621 Arapaho Trail                            5,100                0            5,100             0.70%
Maitland, Florida  32751-3813
----------------------------------------------------------------------------------------------------------
C. Durham Barnes, M.D.
481 Virginia Drive                       15,000(5)                0           15,000             2.08%
Winter Park, Florida  32789-5701
----------------------------------------------------------------------------------------------------------
Robert E. Battaglia
1466 Alabama Drive                          16,000                0           16,000             2.22%
Winter Park, Florida  32789-2646
----------------------------------------------------------------------------------------------------------
Robert B. Boswell, M.D.
2320 N. Orange Avenue                    20,950(6)                0           20,950             2.91%
Orlando, Florida  32804-5522
----------------------------------------------------------------------------------------------------------
Stephen C. Cahill
131 Park Lake Street                      1,800(7)                0            1,800             0.25%
Orlando, Florida  32803-3821
----------------------------------------------------------------------------------------------------------
Kenneth M. Clayton
2800 Lake Shore Drive                    17,300(8)                0           17,300             2.40%
Orlando, Florida  32803-1320
----------------------------------------------------------------------------------------------------------
Guy D. Colado
1936 Fawsett Road                        42,422(9)                0           42,422             5.88%
Winter Park, Florida  32789-6069
----------------------------------------------------------------------------------------------------------
J. Blair Culpepper
1106 Eastin Avenue                           4,500                0            4,500             0.62%
Orlando, FL  32804
----------------------------------------------------------------------------------------------------------
Ernst R. Janvrin
1477 West Fairbanks Avenue               1,850(10)                0            1,850             0.26%
Winter Park, Florida  32789-7113
----------------------------------------------------------------------------------------------------------
Anthony Lombardi, Jr.
7491 Brokerage Drive                           900                0              900             0.12%
Orlando, Florida  32809-5623
----------------------------------------------------------------------------------------------------------
Jane H. Louttit
402 Lake Howell Road                           900                0              900             0.12%
Maitland, Florida  32751-5907
----------------------------------------------------------------------------------------------------------
Stephen G. Miller
143 Fairbanks Avenue                           900                0              900             0.12%
Winter Park, Florida  32789-4377
----------------------------------------------------------------------------------------------------------



                                  --------------------------------------------------------------------
                                                          AS OF MARCH 1, 1998
                                  --------------------------------------------------------------------
                                              AMOUNT AND NATURE OF BENEFICIAL
                                                        OWNERSHIP(1)                       PERCENT
-------------------------------------------------------------------------------------        OF
       NAME AND ADDRESS OF               ISSUED           OPTIONED                         CLASS(2)
         BENEFICIAL OWNER                SHARES           SHARES(3)      TOTAL
------------------------------------------------------------------------------------------------------
Willie C. Moss
5858 Cove Drive                        18,059(11)            0           18,059             2.51%
Orlando, Florida  32812-2819
------------------------------------------------------------------------------------------------------
Frederick A. Raffa, Ph.D
45 Eastwind Lane                       25,429(12)            0           25,429             3.53%
Maitland, Florida  32751-5812
------------------------------------------------------------------------------------------------------
Alan M. Scarboro
3218 Edgecliffe Drive                   7,250(13)            0            7,250             1.01%
Orlando, FL  32806
------------------------------------------------------------------------------------------------------
W. Charles Shuffield
2307 Lakeside Drive                    10,000(14)            0           10,000             1.39%
Orlando, Florida  32803-1517
------------------------------------------------------------------------------------------------------
All Directors and Officers as a           203,620            0          203,620            28.24%
Group (Consisting of 17 Persons)
------------------------------------------------------------------------------------------------------

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

(4) Includes 2,500 shares owned by a family member for which beneficial ownership is not disclaimed.

(5) Includes 2,500 shares held jointly with a family member with shared voting and shared investment powers and 7,500 shares owned by Central Florida Retina Consultants Cash Deferred Plan FBO Dr. Barnes for which beneficial ownership is not disclaimed.

(6) Includes 6,500 shares owned by Robert B. Boswell, M.D. FACCPA Defined Contribution Pension Plans, 500 shares as custodian for a family member and 2,200 shares held by a family member for which beneficial ownership is not disclaimed.

(7) All 1,800 shares are owned by Cahill Construction Company Profit Sharing Plan, for which beneficial ownership is not disclaimed.

(8) Includes 300 shares held in trust for family members for which beneficial ownership is not disclaimed and 2,000 shares held in trust for a third party.

(9) Includes 325 shares held jointly with a family member with shared voting and shared investment powers and 3,000 shares held by a family member for which beneficial ownership is not disclaimed.

(10) Includes 300 shares held by a Florida corporation in which he has an interest and for which beneficial ownership is not disclaimed.

(11) Includes 13,059 shares held in trust for Mr. Moss and 5,000 shares held in trust for a family member, over which Mr. Moss exercises shared voting and investment powers.

(12) Includes 17,029 shares held with shared voting and shared investment power, 7,400 shares held in pension/profit sharing plans for Mr. Raffa's benefit, and 1,000 shares held by family members for which beneficial ownership is not disclaimed.

(13) Includes 3,220 shares held jointly with a family member with shared voting and shared investment power and 1,500 shares held by Scarboro Central, Inc. for which beneficial ownership is not disclaimed.

(14) Includes 10,000 shares held jointly with a family member with shared voting and shared investment power. Does not include 4,000 shares held by Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. Profit Sharing Plan & Trust in which Mr. Shuffield has approximately a 22.7% interest but over which he does not exercise control.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

       The real estate and the building constructed thereon, which houses the corporate offices of CNC and the facilities of the Bank, are owned by Gateway Plaza, Ltd., a Florida limited partnership ("Gateway"). The Directors or certain of their affiliates, except for Mrs. Louttit and Messrs. Barkett, Cahill, Janvrin, Lombardi, Miller, Moss, and Raffa are limited partners of Gateway and they or their affiliates beneficially own, in aggregate, 4,809 of the 11,562 presently issued and outstanding limited partnership interests of Gateway, or approximately 42% thereof. Additionally, the general partner of Gateway is NBOC, Inc., a Florida corporation, which is owned and controlled by Guy D. Colado (President and director of both the Bank and CNC) and G. Winston Lovelace (a former director of both the Bank and CNC and shareholder of CNC). As general partner, NBOC, Inc. has a 1% interest in the taxable income, gains, losses and credits realized by Gateway. While it is believed that the leasing arrangements for CNC, as lessee, and Gateway, as lessor, are fair, such arrangements have not been arrived at as a result of arms-length negotiations due to the commonality of control found in both entities. The Bank made payments under the lease to Gateway in the aggregate amount of approximately $290,713 for fiscal 1997.

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

       At December 31, 1997, the Bank had approximately $12,996,264 loaned to certain CNC/Bank directors and to certain affiliates of certain CNC/Bank directors. Such loan transactions were made in the ordinary course of business; on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons; and did not involve more than the normal risk of collectibility or present other unfavorable features.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

       a. 1.   Financial Statements
               --------------------
       The following consolidated financial statements of the Company are included in Part II, Item 8:

            -    Consolidated Balance Sheets - December 31, 1997 and 1996.

            - Consolidated Statements of Operations - Years ended December 31, 1997, 1996 and 1995.

            - Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996, and 1995.

            - Consolidated Statement of Cash Flows - Years ended December 31, 1997, 1996 and 1995.

       a. 2.     Financial Statement Schedules
                 -----------------------------

           The Company has not included any financial schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

 a. 3.  Exhibits
        --------

------------------------------------------------------------------------------------
                                                                      SEQUENTIAL
EXHIBIT NO.                    DESCRIPTION                              PAGE NO.
------------------------------------------------------------------------------------
    3.1       Articles of Incorporation of Commerce National                *
              Corporation incorporated by reference from Exhibit
              3.1 to Registration No. 2-98960-A.
------------------------------------------------------------------------------------
    3.2       First Amended and Restated Bylaws of Commerce                 *
              National Corporation effective January 14, 1988,
              incorporated by reference from Exhibit 3.2 to the
              Company's Report on Form 10-K for the fiscal year ended
              December 31, 1992.
------------------------------------------------------------------------------------
    4.1       Specimen copy of common stock certificate for                 *
              Common Stock of Commerce National Corporation,
              incorporated by reference from Exhibit 4.1 to the
              Company's Report on Form 10-K for the fiscal year
              ended December 31, 1992.
------------------------------------------------------------------------------------
    4.2       Article IV of Articles of Incorporation of Commerce           *
              National Corporation included in the Articles of
              Incorporation of Commerce National Corporation
              incorporated by reference from Exhibit 3.1 to
              Registration No. 2-98960-A.
------------------------------------------------------------------------------------
    4.3       Stock Redemption/Repurchase Policy incorporated by            *
              reference from Exhibit 4.3 to the Company's Report
              on  Form 10-Q for the fiscal quarter ended June 30,
              1993.
------------------------------------------------------------------------------------
   10.1       First Amendment to Amended and Restated 1985                 91
              Commerce National Corporation Directors' Stock
              Plan dated October 20, 1997
------------------------------------------------------------------------------------
    21        Subsidiaries of Commerce National Corporation                95
------------------------------------------------------------------------------------
    27        Article 9 Financial Data Schedule (for SEC use only).        97
------------------------------------------------------------------------------------

*   Incorporated by reference as noted in the narrative under "Description."

       b.  Reports on Form 8-K
           -------------------

           No reports on Form 8-K were filed by the Company for the fiscal quarter ended December 31, 1997.

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

                                        COMMERCE NATIONAL CORPORATION
                                        (Registrant)


Date:   March 30, 1998                  By:/s/ Guy D. Colado
                                           ----------------------------------
                                           GUY D. COLADO, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature and Title                                                    Date
-------------------                                                    ----
By:/s/ Guy Colado                                                      March 30, 1998
   ---------------------------------------------
      Guy D. Colado
      President and Director
      (Principal Executive Officer)


By:/s/ Alan M. Scarboro                                                March 30, 1998
   ---------------------------------------------
      Alan M. Scarboro
      Secretary/Treasurer


By:/s/ Frederick A. Raffa                                              March 30, 1998
   ----------------------------------------------
      Frederick A. Raffa
      Director


By:/s/ Donald J. Barker                                                March 30, 1998
   -----------------------------------------------
      Donald J. Barker
      Director/Chairman


Signature and Title                                                    Date
-------------------                                                    ----
By:/s/ Russell Barkett                                                 March 30, 1998
   -----------------------------------------------
      Russell Barkett
      Director


By:/s/ Durham Barnes                                                   March 30, 1998
   ----------------------------------------------
      C. Durham Barnes, M.D.
      Director


By:/s/ Robert E. Battaglia                                             March 30, 1998
   ----------------------------------------------
      Robert E. Battaglia
      Director


By:/s/ Robert B. Boswell, M.D.                                         March 30, 1998
   ---------------------------------------
      Robert B. Boswell, M.D.
      Director


By:/s/ Stephen C. Cahill                                               March 30, 1998
   -----------------------------------------------
      Stephen C. Cahill
      Director


By:/s/ Kenneth M. Clayton                                              March 30, 1998
   -------------------------------------------
      Kenneth M. Clayton
      Director


By:/s/ Ernst R. Janvrin                                                March 30, 1998
   ------------------------------------------------
      Ernst R. Janvrin
      Director


By:/s/ Tony Lombardi, Jr.                                              March 30, 1998
   --------------------------------------------
      Tony Lombardi, Jr.
      Director


Signature and Title                                                    Date
-------------------                                                    ----
By:/s/ Jane H. Louttit                                                 March 30, 1998
   -----------------------------------------------
      Jane H. Louttit
      Director


By:/s/ Stephen G. Miller                                               March 30, 1998
   -----------------------------------------------
      Stephen G. Miller
      Director


By:/s/ Willie C. Moss                                                  March 30, 1998
   -------------------------------------------------
      Willie C. Moss
      Director


By:/s/ W. Charles Shuffield                                            March 30, 1998
   -------------------------------------------------
      W. Charles Shuffield
      Director


Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

     Neither the Registrant's annual report for the 1997 fiscal year, not any proxy statement, form of proxy or other proxy soliciting material with respect to its Annual Meeting of Shareholders to be held on May 26, 1998, has been sent to Security holders as of the date hereof. However, such report, proxy statement and form of proxy will be furnished to security holders subsequent to the filing of the annual report on this Form, and will subsequently be furnished to the Securities and Exchange Commission.

                                 EXHIBIT INDEX

------------------------------------------------------------------------------------------------------------------
                                                                                                     SEQUENTIAL
      EXHIBIT NO.                                    DESCRIPTION                                      PAGE NO.
------------------------------------------------------------------------------------------------------------------
          3.1            Articles of Incorporation of Commerce National                                   *
                         Corporation incorporated by reference from Exhibit
                         3.1 to Registration No. 2-98960-A.
------------------------------------------------------------------------------------------------------------------
          3.2            First Amended and Restated Bylaws of Commerce                                    *
                         National Corporation effective January 14, 1988,
                         incorporated by reference from Exhibit 3.2 to the
                         Company's Report on Form 10-K for the fiscal year ended
                         December 31, 1992.
------------------------------------------------------------------------------------------------------------------
          4.1            Specimen copy of common stock certificate for                                    *
                         Common Stock of Commerce National Corporation,
                         incorporated by reference from Exhibit 4.1 to the
                         Company's Report on Form 10-K for the fiscal year
                         ended December 31, 1992.
------------------------------------------------------------------------------------------------------------------
          4.2            Article IV of Articles of Incorporation of Commerce                              *
                         National Corporation included in the Articles of
                         Incorporation of Commerce National Corporation
                         incorporated by reference from Exhibit 3.1 to
                         Registration No. 2-98960-A.
------------------------------------------------------------------------------------------------------------------
          4.3            Stock Redemption/Repurchase Policy incorporated by                               *
                         reference from Exhibit 4.3 to the Company's Report
                         on  Form 10-Q for the fiscal quarter ended June 30,
                         1993.
------------------------------------------------------------------------------------------------------------------
         10.1            First Amendment to Amended and Restated 1985                                    91
                         Commerce National Corporation Directors' Stock
                         Plan dated October 20, 1997
------------------------------------------------------------------------------------------------------------------
          21             Subsidiaries of Commerce National Corporation                                   95
------------------------------------------------------------------------------------------------------------------
          27             Article 9 Financial Data Schedule (for SEC use only).                           97
------------------------------------------------------------------------------------------------------------------

*     Incorporated by reference as noted in the narrative under "Description."