Form 10-Q
period 1998-03-31
COMMERCE NATIONAL CORP
filed 1998-05-14
CIK 773319

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

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

     This filing contains 28 pages. The Exhibit Index is found on page 27.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On May 1, 1998, Commerce National Corporation (the "Company") had 721,019 shares of common stock, par value $0.10 per share, issued and outstanding.


                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I.  FINANCIAL STATEMENTS


Item 1.  Financial Statements.

The financial statements begin on the following page.

                         COMMERCE NATIONAL CORPORATION
                                 AND SUBSIDIARY


                               Table of Contents



Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--March 31, 1998 and December 31, 1997

Condensed consolidated statements of operations (unaudited)--Three months ended
  March 31, 1998 and 1997

Condensed consolidated statements of cash flows (unaudited)--Three months ended
  March 31, 1998 and 1997

Selected notes to condensed consolidated financial statements (unaudited)--
  March 31, 1998

KPMG Peat Marwick LLP
111 North Orange Avenue, Suite 1600
P.O. Box 3031
Orlando, FL 32802



The Board of Directors
Commerce National Corporation:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of March 31, 1998 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein; and in our report dated January 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.


/s/ KPMG Peat Marwick LLP


Orlando, Florida
April 22, 1998

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
               Condensed Consolidated Balance Sheets (Unaudited)




                                                      March 31,   December 31,
                    Assets                              1998          1997
                    ------                           -----------  ------------

Cash and due from banks                              $ 4,149,131     6,095,762
Federal funds sold                                     6,750,000       300,000

Investment securities available for sale (note 2)     15,505,376    15,499,777
Investment securities held to maturity (note 2)          190,000       190,000
Loans, net (note 3)                                   97,641,639    97,317,521
Accrued interest receivable                              861,764       748,897
Premises and equipment, net                            3,855,240     3,925,251
Other real estate owned, net                             214,022       251,622
Federal Reserve Bank stock, at cost                      171,000       171,000
Federal Home Loan Bank stock, at cost                    378,600       341,300
Deferred tax asset                                       310,335       401,545
Prepaid expenses and other assets                        132,467        85,301
Executive supplemental income plan - cash
 surrender value life insurance policies               1,318,927     1,302,706










                                                     -----------   -----------
       Total assets                                 $131,478,501   126,630,682
                                                     ===========   ===========


See accompanying accountants' review report.

                                                     March 31,    December 31,
    Liabilities and Stockholders' Equity               1998           1997
    ------------------------------------               ----           ----

Deposits (note 4):
 Noninterest bearing                               $ 18,423,253     18,481,616
 Interest bearing                                    94,415,232     92,644,084
                                                     ----------     ----------

       Total deposits                               112,838,485    111,125,700
Federal Home Loan Bank advances                       1,172,234      1,176,534
Other borrowed funds                                  5,179,896      3,455,470
Accrued interest payable                                138,969        133,134
Accounts payable and other liabilities                  236,741        335,997
Dividends payable                                        65,586         -
                                                    -----------    -----------

       Total liabilities                            119,631,911    116,226,835
                                                   ------------    -----------



Common stock, par value $.10 per share
 (1,000,000 shares authorized; 742,819 and
 618,035 shares issued and 721,019 and 596,235
 outstanding at March 31, 1998 and
 December 31, 1997)                                      74,282         61,804
Additional paid-in capital                            7,927,804      6,721,129
Retained earnings                                     4,035,856      3,808,136
Treasury stock, at cost (21,800 shares at
 March 31, 1998 and December 31, 1997)                 (208,640)      (208,640)
Accumulated other comprehensive income                   17,288         21,418
                                                     ----------     ----------

       Total stockholders' equity                    11,846,590     10,403,847

Commitments (note 5)
                                                    -----------    -----------

       Total liabilities and stockholders' equity  $131,478,501    126,630,682
                                                    ===========    ===========

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
          Condensed Consolidated Statements of Operations (Unaudited)

                                                            Three months ended
                                                           ---------------------
                                                                  March 31,
                                                              1998        1997
                                                              ----        ----

Interest income:
 Loans                                                     $2,264,095  1,985,842
 Investment securities                                        242,255    244,658
 Federal funds sold                                            49,900     14,783
 Federal Reserve Bank stock                                     2,509      2,250
 Federal Home Loan Bank stock                                   6,101      5,478
 Due from banks                                                 2,773        535
                                                            ---------  ---------

      Total interest income                                 2,567,633  2,253,546

Interest expense                                            1,122,465  1,035,664
                                                            ---------  ---------

      Net interest income                                   1,445,168  1,217,882

Provision for loan losses                                      62,253     36,000
                                                            ---------  ---------

      Net interest income after provision for loan
       losses                                               1,382,915  1,181,882
                                                            ---------  ---------

Other operating income:
 Customer service fees                                        215,209    152,696

Other operating expenses:
 Salaries and benefits                                        526,811    501,294
 Occupancy expense                                            224,468    198,648
 Legal and professional fees                                   70,812     61,012
 Other expenses                                               312,007    251,364
 Loss on sale of other real estate owned                        2,017      -
                                                            ---------  ---------

                                                            1,136,115  1,012,318
                                                            ---------  ---------

      Net operating income before taxes                       462,009    322,260
Income tax expense                                            168,703    120,497
                                                              -------    -------

      Net earnings                                         $  293,306    201,763
                                                              =======    =======

Basic and diluted earnings per share (note 6)              $      .43        .34
                                                              =======    =======

See accompanying accountants' review report.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                         Three months ended
                                                         -------------------
                                                              March 31,
                                                          1998         1997
                                                          ----         ----
Cash flows provided by (used in) operating
 activities:
 Net income                                           $   293,306      201,763

 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation of premises and equipment                79,191       64,306
     Net amortization of premiums and accretion
      of discounts on investment securities held
      to maturity and investment securities
      available for sale                                  (12,235)     (16,504)
     Provision for loan losses                             62,253       36,000
     Deferred loan origination fees                       (10,576)      (1,768)
     Loss on sale of other real estate owned                2,017         -
     Deferred income taxes                                 93,716       (1,738)
     Executive supplemental income plan -
      additional cash surrender value                     (16,221)     (15,778)
     Cash provided by (used in) changes in:
         Accrued interest receivable                     (112,867)     (22,478)
         Prepaid expenses and other assets                (47,166)     (29,978)
         Accrued interest payable                           5,835       17,582
         Accounts payable and other liabilities           (99,256)     101,744
                                                          -------      -------

      Net cash provided by operating activities           237,997      333,151
                                                          -------      -------

Cash flows provided by (used in) investing
 activities:
 Net loans made to customers                             (419,291)    (783,619)
 Decrease (increase) in federal funds sold             (6,450,000)  (2,750,000)
 Purchases of investment securities
  available for sale                                   (2,000,000)       -
 Proceeds from sale of other real estate owned             79,079      248,200
 Proceeds from maturity of investments
  available for sale                                    2,000,000    1,000,000
 Purchase of premises and equipment                        (9,180)     (97,856)
 Purchase of Federal Home Loan Bank stock                 (37,300)     (41,300)
                                                          -------   ----------

      Net cash used in investing activities            (6,836,692)  (2,424,575)
                                                       ----------   ----------

                                                             (Continued)

                                       2
                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY
     Condensed Consolidated Statements of Cash Flows (Unaudited), Continued


                                                            Three months ended
                                                            ------------------
                                                                 March 31,
                                                             1998        1997
                                                             ----        ----
Cash flows provided by financing activities:
 Net decrease in demand deposits, NOW accounts and
  passbook savings accounts                                (879,523)   (378,860)
 Net increase in certificates of deposit                  2,592,308   3,536,171
 Principal payment on mortgage note payable                  (6,843)     (6,322)
 Increase (decrease) in repurchase agreements             1,731,269     (75,364)
 Proceeds (repayments) from borrowings from the
  Federal Home Loan Bank                                     (4,300)     (3,912)
 Proceeds from employee stock options exercised           1,215,000        -
 Proceeds from sale of common stock                           4,153        -
                                                          ---------   ---------

   Net cash provided by financing activities              4,652,064   3,071,713
                                                          ---------   ---------

   Net (decrease) increase in cash and cash
    equivalents                                          (1,946,631)    980,289

Cash and cash equivalents at the beginning of the
 period                                                   6,095,762   3,389,652
                                                          ---------   ---------

Cash and cash equivalents at the end of the period      $ 4,149,131   4,369,941
                                                          =========   =========

Cash paid during the period for:
 Interest                                               $ 1,116,630   1,018,082
                                                          =========   =========

 Income taxes                                           $   154,346      96,000
                                                          =========   =========

Supplemental disclosures of noncash transactions:
 Market value adjustment - investment securities
  available for sale:
  Investments                                               (27,705)    (28,667)
  Deferred income tax asset                                 (10,417)     (9,747)
                                                         ----------   ---------
   Unrealized loss on investment securities
    available for sale                                  $   (17,288)    (18,920)
                                                         ==========   =========

 Dividends declared                                     $    65,586        -
                                                         ==========   =========

 Financing of other real estate owned                   $    43,496      22,983
                                                         ==========   =========


See accompanying accountants' review report.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1998

            See accompanying review report of KPMG Peat Marwick LLP



(1)  Basis of Presentation

     (a) Interim Financial Information

         The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     (b) Comprehensive Income

         In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This Statement requires that an enterprise classify items or other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet.

         The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive income is the unrealized gain/(loss) on investment securities available for sale.


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


(2) Investment Securities Held to Maturity and Investment Securities Available for Sale

     The amortized cost and estimated market values of investment securities held to maturity at March 31, 1998 and December 31, 1997 are summarized as follows:


                              March 31, 1998             December 31, 1997
                            --------------------       --------------------

                             Amortized   Estimated    Amortized   Estimated
                               cost     market value    cost     market value
                               ----     ------------    ----     ------------

   U.S. Treasury securities
       and municipals        $ 190,000    190,270      190,000     190,454
                               =======    =======      =======     =======

   The amortized cost and estimated market value of investment securities available for sale as of March 31, 1998 and December 31, 1997 are as follows:


                              March 31, 1998             December 31, 1997
                            --------------------       --------------------


                             Amortized   Estimated    Amortized    Estimated
                               cost     market value    cost      market value
                               ----     ------------    ----     ------------


U.S. Treasury securities   $15,477,671   15,505,376  15,465,436    15,499,777
                           ===========   ==========  ==========    ==========

                                                                  (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



     As of March 31, 1998, the Company had securities sold under agreement to repurchase of $4,888,175. All agreements were one-day transactions, thus the carrying value, market value, and borrowings were equal at quarter end. The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed coupon Agreements are treated as financings, and the obligations to repurchase securities sold are reflected as other borrowed funds in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At March 31, 1998, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended March 31, 1998, Agreements outstanding averaged approximately $3,349,764 and the maximum amount outstanding during the quarter ended was $4,888,175. Total interest expense paid on repurchase Agreements was $40,278 for the quarter ended March 31, 1998.

(3)  Loans

     Major categories of loans included in the loan portfolio at March 31, 1998 and December 31, 1997 are summarized as follows:


                                            March 31,    December 31,
                                               1998          1997
                                             --------      --------

     Commercial-secured                    $11,702,768     11,113,710
     Commercial-unsecured                    3,213,216      4,326,247
     Real estate - primarily commercial     80,891,368     80,223,450
     Other (installment and overdrafts)      3,267,408      3,040,377
                                           -----------     ----------

                                            99,074,760     98,703,784
     Allowance for loan losses              (1,070,515)    (1,013,081)
     Deferred loan origination fees           (362,606)      (373,182)
                                           -----------     ----------

                                           $97,641,639     97,317,521
                                           ===========     ==========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



   The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at March 31, 1998 and December 31, 1997 were $1,164,481 and $3,938 and $1,168,036 and $37,912, respectively.
   Those loans with a probable loss have a specific reserve established. All other impaired loans are accounted for in the general allowance for loan loss. The average recorded investment in impaired loans during the first quarter 1998 was $1,166,000. No interest income was recognized during the first quarter 1998 on impaired loans.

   The activity in the allowance for loan losses for the three months ended March 31, 1998 and 1997 is as follows:

                                                    Three months ended March 31,
                                                    ----------------------------

                                                        1998            1997
                                                        ----            ----

   Balance at the beginning of the period           $  1,013,081        887,803

   Charge offs                                           (41,600)       (13,547)
   Recoveries                                             36,781          2,703
   Provision for loan losses                              62,253         36,000
                                                       ---------        -------

   Balance at the end of the period                 $  1,070,515        912,959
                                                       =========        =======



   At March 31, 1998 and December 31, 1997, certain stockholders, directors and employees and their related interests were indebted to the Company in the aggregate amounts of $9,733,678 and $12,996,264, respectively. All such loans were made in the ordinary course of business.


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



(4)  Deposits

     Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at March 31, 1998 and December 31, 1997 are as follows:


                                              1998         1997
                                              ----         ----

Three months or less                      $ 22,607,438  23,954,183
Three through twelve months                  7,950,623   4,921,535
Over one year                                1,380,460     616,091
                                            ----------  ----------
                                          $ 31,938,521  29,491,809
                                            ==========  ==========


(5)  Commitments

     In the normal course of business, the Company has various commitments to extend credit and standby letters of credit which are not reflected in the condensed consolidated financial statements. At March 31, 1998 and December 31, 1997, the Company had commitments to customers of approximately $58,610,463 and $50,832,223 for approved lines of credit, $453,379 and
     $870,486 for standby letters of credit, and $26,685,357 and $20,605,454 for unfunded firm loan commitments, respectively.


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

            See accompanying review report of KPMG Peat Marwick LLP



(6)  Basic and Diluted Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This Statement simplifies the calculation of earnings per share (EPS) under APB 15 and was required to be implemented by companies for periods ending December 15, 1997 with prior period restated. The following calculations represent EPS under SFAS 128:


                                             Income        Shares      Per share
                                           (numerator)  (denominator)     amount
                                           -----------  -------------     ------

For the quarter ended March 31, 1998:
   Basic and diluted earnings per share:
          Net income                       $  293,306       678,038      $   .43
                                             ========       =======          ===

For the quarter ended March 31, 1997:
   Basic and diluted earnings per share:
          Net income                       $  201,763       595,784      $   .34
                                             ========       =======          ===

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

     The accompanying consolidated financial statements of the Company are primarily affected by the operation of the NATIONAL BANK OF COMMERCE (the "Bank"), its wholly owned subsidiary.

     The following discussion and analysis presents a review of the Company's Consolidated Financial Condition and Results of Operations. This review should be read in conjunction with the consolidated financial statements and other financial data presented herein.

Summary:
-------

     At the end of the first quarter of 1998, the Company had a profit of $293,306, as compared to a profit of $201,763 for the same period in 1997. This is primarily the result of interest income on loans increasing to $2,264,095 at March 31, 1998 compared to the same time period in 1997 of $1,985,842. This resulted in total interest income of $2,567,633 at the end of the first quarter of 1998 compared to $2,253,546 at the end of the first quarter of 1997.
Interest expense for the first quarter of 1998 was $1,122,465, compared to $1,035,664 for the same time period in 1997. While interest-bearing deposits increased to $94,415,232 as of March 31, 1998, compared to the year-end 1997 figure of $92,644,084, the rates paid on these deposits have remained the same since the second quarter of 1997.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average stockholder equity (ROAE). A comparison of these ratios for the first quarter of the last two years is as follows:

               -----------------------------------
                    For the Three Months Ending
               -----------------------------------
                        3/31/98        3/31/97
--------------------------------------------------
ROAA                         .92%           .69%
--------------------------------------------------
ROAE                       10.20%          8.64%
--------------------------------------------------
NET INCOME               $293,306       $201,763
--------------------------------------------------
AVERAGE ASSETS       $129,455,636   $116,594,805
--------------------------------------------------
AVERAGE CAPITAL       $11,499,782     $9,346,359
--------------------------------------------------



Net Interest Income
-------------------

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and stockholders' equity. Net interest income for the first quarter of the last two years is as follows:

                    ----------------------------------
                       For the Three Months Ending
                    ----------------------------------
                          3/31/98       3/31/97
------------------------------------------------------
INTEREST INCOME            $2,567,633    $2,253,546
------------------------------------------------------
INTEREST EXPENSE           $1,122,465    $1,035,664
------------------------------------------------------
NET INTEREST INCOME        $1,445,168    $1,217,882
------------------------------------------------------



     Net interest income of $1,445,168 for the first quarter of 1998 was a 18.7% increase over the same period in 1997, which had a net interest income of $1,217,882.

     On an annualized basis, the Company's net interest margin was 4.79% through the first quarter of 1998 compared to 4.55% through the first quarter of 1997.

     Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the banks' ability to manage their earning asset portfolios and the availability of particular sources of funds.

/Provision for Loan Losses
--------------------------

     There are currently eight (8) non-accruing loans totaling $1,246,771 as of March 31, 1998. This compares with non-accruing loans of $1,409,558 as of March 31, 1997. Of the 1998 figure, two (2) loans totaling $303,021 are collateralized with first mortgages. One property that is secured by a first mortgage in the amount of $208,443 has been leased and the loan continues to be current. The second loan secured by a first mortgage on a commercial building in the amount of $94,578 continues to run no more than 30 days past due.

     There is one loan in the amount of $35,485 that has a 90% guarantee on business assets from the Small Business Administration. This loan continues to be current. There is one loan on a personal unsecured line of credit in the amount of $25,352 for which the borrower is in the process of filing personal bankruptcy. Whether this loan will be reaffirmed by the borrower is uncertain at this time. There is a loan in the amount of $50,731 to a local builder which had been used as a line of credit for working capital purposes. This loan has been restructured to pay out in one year. One installment loan in the amount of $1,916 is secured by two vehicles.

     A loan in the amount of $508,081 is secured by the limited guarantees of 51 physicians, each of whom is a limited partner in a limited partnership, the majority of which guarantees range between $10,000 and $20,000. There are also guarantees from three (3) general partners in this partnership totaling $177,500 and a lien against accounts receivable currently totaling $495,616. This partnership has filed a Chapter 11 reorganization plan, and it is currently anticipated that no loss will be incurred by the Bank. The partnership has entered into a purchase contract to be acquired by a national concern in the same field. It is anticipated that this loan will either be paid off or restructured and put on an accruing basis by the end of the second quarter of 1998.

     The largest unsecured loan in the amount of $322,186 is a collateral pledge of a buy-out of a physician's practice. This loan continues to be current with interest paid monthly and principal reductions made quarterly.

     The Company's allowance for loan losses at March 31, 1998 was $1,070,515, a 1.08% reserve on total loans outstanding. This compares to an allowance of $912,959, a 1.03% reserve of total loans outstanding, at March 31, 1997.

Non-Interest Income
-------------------

     Non-interest income in the first quarter of 1998 increased 41% to $215,209 compared to $152,696 for the same period in 1997. Service charge income on deposits increased to $22,442 for the first quarter of 1998 compared to $14,899 for the same period in 1997. Other income on deposit accounts, which includes collecting penalties on insufficient funds and checks, increased to $49,782 for the first quarter of 1998 compared to $36,231 for the same time period in 1997.

Non-Interest Expense
--------------------

     Operating expenses increased $123,797 to $1,136,115 for the three (3) months ended March 31, 1998, compared with the same period for 1997, which had operating expenses of $1,012,318. Salary expense increased by $25,517 as the result of annual salary adjustments which went into effect during the first quarter of this year. Also, occupancy expense increased $25,820 to $224,468 during the first quarter of 1998. Equipment expense, which is included under occupancy expense, increased $19,824 during the first quarter of 1998 as compared to the same period in 1997. The investment in equipment is expected to continue to grow due to the Company's commitment to maintain state-of-the-art capabilities and computer software information as it heads toward the year 2000. Advertising, marketing, public relations, and consultant fees increased in the first quarter of 1998 by $39,954 as compared to the same quarter of 1997 due to expenditures made in connection with various projects to continue to stimulate business growth and development. Also, data processing expense, which is included in the other expense category, increased by $11,160 during the first quarter of 1998 as more customers continued to open more accounts with the Bank.

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

Capital Resources
-----------------

     On January 27, 1989, the Office of the Comptroller of the Currency issued an amendment to 12 CFR Part 3 adopting final risk based capital guidelines for national banks. Developed in conjunction with the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System, these guidelines provide an additional measure of a bank's capital adequacy and are intended to reflect the relative degree of credit risk associated with various assets by setting different capital requirements for assets having less credit risk than others. Secondly, banks are required to systematically hold capital against such off-balance sheet activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. Finally, the guidelines strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loss reserves and other forms of equity, such as preferred stock, that can be counted as capital.

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At March 31, 1998, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.35% (11.92% for the Company on a consolidated basis).

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

Accounting Pronouncements
-------------------------

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

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

Interest Rate Risk Measurement

     One method of measuring interest rate risk is to determine the earnings-at-risk for a given change in interest rates which is done on a monthly basis. The impact on value (earnings) is significant because reduced earnings will affect capital. The simulation model presents the results of the estimated change to net interest income at current rates, and at hypothetical higher and lower interest rates at one percent intervals, over a period of twelve months. The change in interest rates does not necessarily represent an immediate or parallel shift. The interest income and expense numbers are calculated based on the March 31, 1998 balance sheet contractual maturity and repricing data. Included in the simulation analysis is the anticipated balance sheet assumptions and pricing strategies for each interest rate environment.

Net Economic Value

     The interest rate risk ("IRR") component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net economic value ("NEV") to changes in interest rates. An institution's NEV is calculated as the net discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR component is measured as the change in the ratio of NEV to the net present value of total assets as a result of a hypothetical 200 basis point change in market interest rates. A resulting decline in this ratio of more than 2% of the estimated present value of an institution's total assets prior to the hypothetical 200 basis point change will require the institution to deduct form its regulatory capital 50% of that excess decline. Based on quarterly calculations, the Bank experienced no such decline.

     Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. There were no substantial changes in the Company's asset/liability position in the quarter ended March 31, 1998.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Neither the Company nor the Bank is involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Under Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

(a)    EXHIBITS
       --------
--------------------------------------------------------------------------------
                                                              SEQUENTIAL
                                                                 PAGE
  EXHIBIT                DESCRIPTION                            NUMBER
-------------------------------------------------------------------------
    3.1       Articles of Incorporation of Commerce National        *
              Corporation incorporated by reference from
              Exhibit 3.1 to Registration No. 2-98960-A.
-------------------------------------------------------------------------
    3.2       First Amended and Restated Bylaws of                  *
              Commerce National Corporation effective
              January 14, 1988, incorporated by reference from
              Exhibit 3.2 to the Company's Report on Form 10-K
              for the fiscal year ended December 31, 1992.
-------------------------------------------------------------------------

-------------------------------------------------------------------------
                                                              SEQUENTIAL
                                                                 PAGE
  EXHIBIT                DESCRIPTION                            NUMBER
-------------------------------------------------------------------------
    4.1       Specimen copy of common stock certificate for         *
              Common Stock of Commerce National Corporation,
              incorporated by reference from Exhibit 4.1 to
              the Company's Report on Form 10-K for the fiscal
              year ended December 31, 1992.
-------------------------------------------------------------------------
    4.2       Article IV of Articles of Incorporation of            *
              Commerce National Corporation included in the
              Articles of Incorporation of Commerce National
              Corporation incorporated by reference from
              Exhibit 3.1 to Registration No. 2-98960-A.
-------------------------------------------------------------------------
    4.3       Stock Redemption/Repurchase Policy                    *
              incorporated by reference from Exhibit 4.3 to the
              Company's Report on  Form 10-Q for the fiscal
              quarter ended June 30, 1993.
-------------------------------------------------------------------------
   10.1       First Amendment to Amended and Restated 1985          *
              Commerce National Corporation Directors' Stock
              Plan dated October 20, 1997 incorporated by
              reference from Exhibit 10.1 to the company's
              Report on Form 10-K for the fiscal year ended
              December 31, 1997.
-------------------------------------------------------------------------
     27       Article 9 Financial Data Schedule (for SEC use       28
              only).
-------------------------------------------------------------------------


*    Incorporated by reference as noted in the narrative under "Description."

(b)  FORM 8-K
     --------

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended March 31, 1998.


                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMERCE NATIONAL CORPORATION


Dated:  May 15, 1998
                                By:/s/ Guy D. Colado
                                   ---------------------------------------
                                    GUY D. COLADO, President and
                                    Chief Executive Officer


Dated:  May 15, 1998
                                By:/s/ Alan M. Scarboro
                                   ---------------------------------------
                                    ALAN M. SCARBORO,
                                    Secretary/Treasurer

                                 EXHIBIT INDEX
                                 -------------
-------------------------------------------------------------------------
                                                              SEQUENTIAL
                                                                 PAGE
EXHIBIT                      DESCRIPTION                        NUMBER
-------------------------------------------------------------------------
  3.1        Articles of Incorporation of Commerce National        *
             Corporation incorporated by reference from
             Exhibit 3.1 to Registration No. 2-98960-A.
-------------------------------------------------------------------------
  3.2        First Amended and Restated Bylaws of                  *
             Commerce National Corporation effective
             January 14, 1988, incorporated by reference from
             Exhibit 3.2 to the Company's Report on Form 10-
             K for the fiscal year ended December 31, 1992.
-------------------------------------------------------------------------
  4.1        Specimen copy of common stock certificate for         *
             Common Stock of Commerce National
             Corporation, incorporated by reference from
             Exhibit 4.1 to the Company's Report on Form 10-
             K for the fiscal year ended December 31, 1992.
-------------------------------------------------------------------------
  4.2        Article IV of Articles of Incorporation of            *
             Commerce National Corporation included in the
             Articles of Incorporation of Commerce National
             Corporation incorporated by reference from
             Exhibit 3.1 to Registration No. 2-98960-A.
-------------------------------------------------------------------------
  4.3        Stock Redemption/Repurchase Policy                    *
             incorporated by reference from Exhibit 4.3 to the
             Company's Report on  Form 10-Q for the fiscal
             quarter ended June 30, 1993.
-------------------------------------------------------------------------
 10.1        First Amendment to Amended and Restated 1985          *
             Commerce National Corporation Directors' Stock
             Plan dated October 20, 1997 incorporated by
             reference from Exhibit 10.1 to the company's
             Report on Form 10-K for the fiscal year ended
             December 31, 1997
-------------------------------------------------------------------------
   27        Article 9 Financial Data Schedule (for SEC use        28
             only).
-------------------------------------------------------------------------


* Incorporated by reference as noted in the narrative under "Description."