Form 10-Q
period 1998-06-30
COMMERCE NATIONAL CORP
filed 1998-08-10
CIK 773319

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

     This filing contains 45 pages.  The Exhibit Index is found on page 29.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On August 1, 1998, Commerce National Corporation (the "Company") had 721,019 shares of common stock, par value $0.10 per share, issued and outstanding.

                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The financial statements begin on the following page.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY


                               Table of Contents


Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--June 30, 1998 and December 31, 1997

Condensed consolidated statements of operations (unaudited)--Three months ended June 30, 1998 and 1997; Six months ended June 30, 1998 and 1997

Condensed consolidated statements of cash flows (unaudited)--Six months ended June 30, 1998 and 1997

Selected notes to condensed consolidated financial statements (unaudited)--June
 30, 1998

KPMG Peat Marwick LLP
    111 North Orange Avenue, Suite 1600
    P.O. Box 3031
    Orlando, FL 32802



The Board of Directors
Commerce National Corporation and Subsidiary:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of June 30, 1998 and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 1998 and 1997 and condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated January 27, 1998, except as of note 22 which was of February 1, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG Peat Marwick LLP


Orlando, Florida
July 17, 1998

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (Unaudited)




                                                       JUNE 30,    DECEMBER 31,
ASSETS                                                   1998          1997
                                                     ------------  ------------

Cash and due from banks                              $  3,648,950     6,095,762
Federal funds sold                                      7,250,000       300,000
Investment securities available for sale (note 2)      15,016,409    15,499,777
Investment securities held to maturity (note 2)           190,000       190,000
Loans, net (note 3)                                   107,364,853    97,317,521
Accrued interest receivable                               818,358       748,897
Premises and equipment, net                             3,791,159     3,925,251
Other real estate owned                                        --       251,622
Deferred tax asset, net                                   293,165       401,545
Federal Reserve Bank stock, at cost                       171,000       171,000
Federal Home Loan Bank stock, at cost                     378,600       341,300
Prepaid expenses and other assets                          92,206        85,301
Executive supplemental income plan - cash
  surrender value life insurance policies               1,334,883     1,302,706


                                                      -----------   -----------

       Total assets                                  $140,349,583   126,630,682
                                                      ===========   ===========



See accompanying review report of KPMG Peat Marwick LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).



                                                                   JUNE 30,    DECEMBER 31,
LIABILITIES                                                         1998           1997
                                                                    ----           ----
Deposits (note 4):
   Noninterest bearing                                          $ 21,531,064    18,481,616
   Interest bearing                                              101,233,195    92,644,084
                                                                ------------   -----------

         Total deposits                                          122,764,259   111,125,700
Federal Home Loan Bank advances                                    1,172,234     1,176,534
Other borrowed funds                                               3,634,230     3,455,470
Accrued interest payable                                             146,999       133,134
Accounts payable and other liabilities                               479,367       335,997
                                                                ------------   -----------

         Total liabilities                                       128,197,089   116,226,835
                                                                ------------   -----------


       STOCKHOLDERS' EQUITY

Common stock, par value $.10 per share (1,000,000 shares
   authorized; 742,819 and 618,035 shares issued and 721,019
   and 596,235 shares outstanding at June 30, 1998 and
   December 31, 1997, respectively)                                   74,282        61,804
Additional paid-in capital                                         7,927,804     6,721,129
Retained earnings                                                  4,351,906     3,808,136
Treasury stock, at cost (21,800 shares at June 30, 1998 and
   December 31, 1997)                                               (208,640)     (208,640)
Accumulated other comprehensive income                                 7,142        21,418
                                                                ------------   -----------

         Total stockholders' equity                               12,152,494    10,403,847

Commitments and contingencies (note 5)
                                                                ------------   -----------

         Total liabilities and stockholders' equity             $140,349,583   126,630,682
                                                                ============   ===========

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (Unaudited)


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              ------------------              ----------------
                                                                   JUNE 30,                        JUNE 30,
                                                            1998              1997           1998            1997
                                                            ----              ----           ----            ----
Interest income:
 Loans                                                   $2,383,395         2,142,384      4,647,490      4,128,226
 Investment securities                                      235,626           245,334        477,881        489,992
 Federal funds sold                                         132,787            41,744        182,687         56,527
 Federal Reserve Bank stock                                   2,565             2,250          5,074          4,500
 Federal Home Loan Bank stock                                 6,903                --         13,004          5,470
 Due from banks                                               3,261               668          6,034          1,211
                                                         ----------         ---------      ---------      ---------

   Total interest income                                  2,764,537         2,432,380      5,332,170      4,685,926

Interest expense                                          1,234,219         1,079,972      2,356,684      2,115,636
                                                         ----------         ---------      ---------      ---------

   Net interest income                                    1,530,318         1,352,408      2,975,486      2,570,290

Provision for loan losses                                    62,253            36,000        124,506         72,000
                                                         ----------         ---------      ---------      ---------

   Net interest income after
    provision for loan losses                             1,468,065         1,316,408      2,850,980      2,498,290
                                                         ----------         ---------      ---------      ---------

Other operating income:
 Customer service fees                                      227,952           177,677        443,161        330,373

Other operating expenses:
 Salaries and benefits                                      548,529           497,367      1,075,340        998,661
 Occupancy expense                                          226,620           209,598        451,088        408,246
 Legal and professional fees                                 62,966            59,233        133,778        120,245
 Other expenses                                             303,743           295,463        615,750        545,456
 Loss on sale and write down of other
  real estate owned                                          30,058                --         32,075          1,371
                                                         ----------         ---------      ---------      ---------

                                                          1,171,916         1,061,661      2,308,031      2,073,979
                                                         ----------         ---------      ---------      ---------

   Net operating  income before taxes                       524,101           432,424        986,110        754,684
Income tax expense                                          208,051           176,198        376,754        296,695
                                                         ----------         ---------      ---------      ---------

   Net earnings                                          $  316,050           256,226        609,356        457,989
                                                         ==========         =========      =========      =========

Basic and diluted earnings per share (note 6)            $      .44               .43            .87            .77
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

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                                       JUNE 30,
                                                               1998               1997
                                                               ----               ----
Cash flows provided by operating activities:
   Net income                                              $    609,356           457,989

   Adjustments to reconcile net income to net
    cash provided
    by operating activities:
     Depreciation of premises and equipment                     156,742           141,419
       Net amortization of premiums and accretion of
       discounts on investment securities held to
       maturity and investment securities available
       for sale                                                 (39,528)          (34,890)
     Provision for loan  losses                                 124,506            72,000
     Deferred loan origination fees                              27,046            20,044
     Deferred income taxes                                      117,000            (2,783)
     Loss on sale of other real estate owned                     32,075             1,371
     Executive supplemental income plan -
      additional cash
      surrender value                                           (32,177)          (31,548)
     Cash provided by (used in) changes in:
        Accrued interest receivable                             (69,461)          (32,354)
        Prepaid expenses and other assets                        (6,905)           16,612
        Accrued interest payable                                 13,865            14,933
        Accounts payable and other liabilities                  143,370            96,115
                                                           ------------        ----------

        Net cash provided by operating
         activities                                           1,075,889           718,908
                                                           ------------        ----------

Cash flows provided (used in) by investing
 activities:
   Net loans made to customers                              (10,242,380)       (3,834,543)
   Decrease (increase) in federal funds sold                 (6,950,000)       (1,150,000)
   Purchases of investment securities available for sale     (7,000,000)       (4,000,000)
   Proceeds from maturity of investment
    securities available for sale                             3,500,000         2,500,000
   Proceeds from called investment securities available for
    sale                                                      4,000,000                --
   Purchase of premises and equipment                           (22,650)         (214,267)
   Proceeds from sale of other real estate
    owned                                                       263,043           290,353
   Redemption (purchase) of Federal Home Loan Bank stock        (37,300)          (41,300)
                                                           ------------        ----------
        Net cash (used in) investing
         activities                                         (16,489,287)       (6,449,757)
                                                           ------------        ----------

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                      SIX MONTHS ENDED
                                                                      ----------------
                                                                          JUNE 30,
                                                                     1998         1997
                                                                     ----         ----
Cash flows provided by (used in) financing activities:
   Net increase in demand deposits, NOW accounts and passbook
    savings accounts                                                5,474,343   1,277,193
   Net increase in certificates of deposit                          6,164,216   5,450,026
   Principal payment on mortgage note payable                         (13,787)    (12,725)
   Increase in repurchase agreements                                  192,547     391,081
   Net repayment of borrowings from the Federal Home Loan Bank         (4,300)     (3,912)
   Shareholder dividends paid                                         (65,586)         --
   Proceeds from employee stock options exercised                   1,215,000          --
   Proceeds from sale of common stock                                   4,153       5,863
                                                                  -----------   ---------

        Net cash provided by financing activities                  12,966,586   7,107,526
                                                                  -----------   ---------

        Net increase in cash and cash equivalents                  (2,446,812)  1,376,677

Cash and cash equivalents at the beginning of period                6,095,762   3,389,652
                                                                  -----------   ---------

Cash and cash equivalents at end of period                        $ 3,648,950   4,766,329
                                                                  ===========   =========

Cash paid during the period for:
 Interest                                                         $ 2,342,819   2,100,703
                                                                  ===========   =========

 Income taxes                                                     $   235,436          --
                                                                  ===========   =========

Supplemental disclosure for non-cash items:
 Market value adjustment - investments available for sale:
   Investments                                                    $   (11,445)     24,964
   Deferred income tax liability                                        4,303       8,488
                                                                  -----------   ---------

      Unrealized gain (loss) on investments available for sale    $    (7,142)     16,476
                                                                  ===========   =========

 Financing of other real estate owned                             $    43,496      48,277
                                                                  ===========   =========


See accompanying review report of KPMG Peat Marwick LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1998

            See accompanying review report of KPMG Peat Marwick LLP



(1)  Basis of Presentation

   (a) Interim Financial Information

       The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

   (b) Reporting Information for Operating Segments

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement is required for fiscal years beginning after December 15, 1997.

       The Company does not anticipate that adoption of this standard will have a significant impact on its condensed consolidated financial statements.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1998

            See accompanying review report of KPMG Peat Marwick LLP



   (c) Comprehensive Income

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

       The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive income is the unrealized gain/(loss) on investment securities available for sale. Total comprehensive income for the three and six month periods ended June 30, 1998 and 1997 were $311,920, $595,080, $196,945 and $434,105, respectively.

   (d) Derivative Financial Instruments

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

                                 June 30, 1998

            See accompanying review report of KPMG Peat Marwick LLP


(2) Investment Securities Held to Maturity and Investment Securities Available For Sale

   The amortized cost and estimated market values of investment securities held to maturity at June 30, 1998 and December 31, 1997 are summarized as follows:


                                   June 30, 1998          December 31, 1997
                              -----------------------  -----------------------

                              Amortized    Estimated   Amortized   Estimated
                                cost     market value     cost    market value
                                ----     ------------     ----    ------------

      Municipal securities   $ 190,000     190,004       190,000     190,454
                               =======     =======       =======     =======

   The amortized cost and estimated market value of investments available for sale at June 30, 1998 and December 31, 1997 are as follows:


                                      JUNE 30, 1998             DECEMBER 31, 1997
                                      -------------             -----------------

                              Amortized     Estimated      Amortized    Estimated
                                cost        market Value     cost      market Value
                             -------------  ------------  ----------  -------------
U.S. Treasury  securities    $ 15,004,964    15,016,409   15,465,436    15,499,777
                               ==========    ==========   ==========   ===========

   As of June 30, 1998, the Company had securities sold under agreement to repurchase of $3,349,453. All agreements were one day transactions, thus the carrying value, market value, and borrowings were equal at quarter end.

     The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At June 30, 1998, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended June 30, 1998, Agreements outstanding averaged approximately $4,653,859 and the maximum amount outstanding during the quarter was $6,254,833. Total interest expense paid on repurchase Agreements was $58,101 and $39,180 for the quarter ended June 30, 1998 and June 30, 1997, respectively, and $98,379 and $73,419 for the six months ended June 30, 1998 and June 30, 1997, respectively.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1998

            See accompanying review report of KPMG Peat Marwick LLP



(3)  Loans

   Major categories of loans included in the loan portfolio at June 30, 1998 and December 31, 1997 are summarized as follows:

                                               1998          1997
                                           -------------  -----------

     Commercial-secured                    $ 12,901,215   11,113,710
     Commercial-unsecured                     2,736,658    4,326,247
     Real estate - primarily commercial      89,776,864   80,223,450
     Other (installment and overdrafts)       3,480,715    3,040,377
                                           ------------   ----------

                                            108,895,452   98,703,784
     Allowance for loan losses               (1,130,371)  (1,013,081)
     Deferred loan origination fees            (400,228)    (373,182)
                                           ------------   ----------

                                           $107,364,853   97,317,521
                                           ============   ==========

     The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at June 30, 1998 and December 31, 1997 were $1,623,076 and $3,938 and $1,168,036 and $37,912, respectively. All impaired loans had an associated general allowance for loan losses. The average recorded investment in impaired loans during the second quarter was $1,395,556. No interest income was recognized during the quarter ended June 30, 1998 on impaired loans.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1998

            See accompanying review report of KPMG Peat Marwick LLP




   The activity in the allowance for loan losses for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 is as follows:

                                                 Three months ended           Six months ended
                                                      June 30,                    June 30,
                                                      --------                    --------

                                                   1998       1997             1998      1997
                                                   ----       ----             ----      ----
      Balance at the beginning of the period    $1,070,515   912,959         1,013,081   887,803

      Charge offs                                  (24,460)       --           (66,060)  (13,547)
      Recoveries                                    22,063     3,943            58,844     6,646
      Provision for loan losses                     62,253    36,000           124,506    72,000
                                                ----------   -------         ---------   -------

      Balance at the end of the period          $1,130,371   952,902         1,130,371   952,902
                                                 =========   =======         =========   =======

   At June 30, 1998 and December 31, 1997, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $8,947,802 and $12,996,264, respectively. All such loans were made in the ordinary course of business.


(4)  Deposits

   Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at June 30, 1998 and December 31, 1997 are as follows:

                                  1998         1997
                                  ----         ----

Three months or less           $24,084,300  23,954,183
Three through twelve months      8,722,146   4,921,535
Over one year                    1,480,918     616,091
                               -----------  ----------

                              $34,287,364   29,491,809
                               ==========   ==========

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1998

            See accompanying review report of KPMG Peat Marwick LLP



(5)  Commitments

   In the normal course of business, the Bank has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At June 30, 1998 and December 31, 1997, the Bank had commitments to customers of approximately $329,698 and $870,486 for standby letters of credit, $28,230,904 and $20,605,454 for unfunded firm loan commitments and $63,561,473 and $50,832,223 for approved lines of credit, respectively.


(6) Basic and Diluted Earnings Per Share

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This Statement simplifies the calculation of earnings per share (EPS) under APB 15 and was required to be implemented by companies for periods ending December 15, 1997 with prior period restated. The following calculations represent EPS under SFAS 128:

                                               Income        Shares      Per share
                                             (numerator)  (denominator)   amount
                                             -----------  -------------  ---------

For the three months ended June 30, 1998:
  BASIC AND DILUTED EARNINGS PER SHARE:
      Net income                               $316,050        721,029        $.44
                                                =======        =======        ====

For the three months ended June 30, 1997:
  BASIC AND DILUTED EARNINGS PER SHARE:
      Net income                               $256,226        596,176        $.43
                                                =======        =======        ====

For the six months ended June 30, 1998:
  BASIC AND DILUTED EARNINGS PER SHARE:
      Net income                               $609,356        699,652        $.87
                                                =======        =======        ====

For the six months ended June 30, 1997:
  BASIC AND DILUTED EARNINGS PER SHARE:
       Net income                              $457,989        595,981        $.77
                                                =======        =======        ====

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1998

            See accompanying review report of KPMG Peat Marwick LLP


(7) New Pronouncements

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB
    133). This standard which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or operations of the Company.

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

Summary:
-------

     During the second quarter and the first six months of 1998, the Company had net income of $316,050 and $609,356, respectively. This compares with net income of $256,226 for the second quarter of 1997 and $457,989 for the first six months of 1997. This is the result of loans increasing to an all-time high of $107,364,853 at the end of the second quarter of 1998 compared to $97,317,521 at year-end 1997. This resulted in total interest income of $5,332,170 at the end of the second quarter of 1998 compared to the same period in 1997 of $4,685,926. Interest expense for the second quarter ending June 30, 1998, was $1,234,219 compared to $1,079,972 for the same time period in 1997, while interest expense totaled $2,356,684 for the first six months of 1998 compared to $2,115,636 for the same period in 1997. While interest-bearing deposits increased to $101,233,195 as of June 30, 1998, compared to the year-end 1997 figure of $92,644,084, the rates paid on these deposits have remained the same since the second quarter of 1997.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first six months of the last two years is as follows:


                      For the Six Months Ending

                        6/30/98        6/30/97
-------------------------------------------------
ROAA                        .91%           .78%
-------------------------------------------------
ROAE                      10.36%          9.70%
-------------------------------------------------
NET INCOME             $609,356       $457,989
-------------------------------------------------
AVERAGE ASSETS     $133,920,167   $117,808,934
-------------------------------------------------
AVERAGE CAPITAL    $ 11,763,545   $  9,447,257
-------------------------------------------------

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



                       For the Six Months Ending
                            6/30/98      6/30/97
------------------------------------------------
INTEREST INCOME          $5,332,170   $4,685,926
------------------------------------------------
INTEREST EXPENSE         $2,356,684   $2,115,636
------------------------------------------------
NET INTEREST INCOME      $2,975,486   $2,570,290
------------------------------------------------


     Net interest income of increased 13% in the second quarter and 16% in the first six months of 1998 compared to the same periods in 1997.

     On an annualized basis, the Company's net interest margin was 4.56% through the second quarter of 1998 compared to 4.68% through the second quarter of 1997.

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

Provision for Loan Losses
-------------------------

     There were seven (7) non-accruing loans totaling $1,598,616 at June 30, 1998. This compares with eleven (11) non-accruing loans totaling $1,132,848 as of June 30, 1997. Of the

1998 figure, three (3) loans totaling $932,030 are collateralized with first mortgages. One loan secured by a first mortgage on a commercial warehouse in the amount of $71,997 was paid off July 15, 1998.

     One property that is secured by a first mortgage is a 100-lot subdivision in Seminole County, Florida. There is an acquisition and development loan in the amount of $568,178 on the remaining 63 lots in this subdivision. At the same time, of the 37 lots which have been sold, the Bank continues to carry first mortgages on six (6) completed houses in the subdivision in the amount of $291,855. Foreclosure proceedings have commenced in June of this year. It is anticipated at this time that there will be no loss to the Bank.

     There are two unsecured loans totaling $65,319. Litigation is in process against the principals in these two loans.

     There is one loan in the amount of $90,644 secured by business assets and a custom parasail boat and trailer. A lawsuit has also been filed against the principals in this loan. It is anticipated at this time that there will be no loss to the Bank.

     A loan in the amount of $510,623 is secured by the limited guarantees of 51 physicians, each of whom is a limited partner in a limited partnership, the majority of which guarantees range between $10,000 and $20,000. There are also guarantees from three (3) general partners in this partnership totaling $177,500 and a lien against accounts receivable currently totaling $425,808. This partnership has filed a Chapter 11 reorganization plan, and it is currently anticipated that no loss will be incurred by the Bank. The partnership has entered into a purchase contract to be acquired by a national concern in the same field. It is anticipated that this loan will be paid off by the end of the third quarter of 1998.

     The Company's allowance for loan losses at June 30, 1998 was $1,130,371, a 1.04% reserve on total loans outstanding. This compares to an allowance of $952,902, a 1.04% reserve of total loans outstanding, at June 30, 1997.

Non-Interest Income
-------------------

     Non-interest income in the second quarter of 1998 increased 28% to $227,952 compared to $177,677 for the same period in 1997, while non-interest income for the first six months of 1998 increased 34% to $443,161 compared to $330,373 for the same time period in 1997. Service charge income on deposits increased to $44,827 through the first six months of 1998 compared to $29,967 for the same time period in 1997. Other income on time deposit accounts, which includes collecting penalties on insufficient funds and checks, increased to $105,618 through the first six months of 1998 compared to $78,796 for the same time period in 1997.

Non-Interest Expense
--------------------

     Non-interest expense in the second quarter of 1998 increased 10% to $1,171,916 compared to $1,061,661 in the same period in 1997, while non-interest expense for the first six months of 1998 increased 11% to $2,308,031 compared to $2,073,979 for the same time period in 1997. Personnel expense, consisting of salaries, other compensation and employment benefits, increased 10.3% and 7.7% over the aforementioned periods. This is a result of additional hirings during the first six months of 1998 which increased salary expense and group insurance costs.

     Occupancy expense in the second quarter of 1998 increased 8% to $226,620 compared to $209,598 for the same period in 1997, while occupancy expense for the first six months of 1998 increased 10.5% to $451,088 compared to $408,246 during the same time period in 1997. This is a result of a new five-year lease which the Bank committed to which increased lease expense in the first six months by $17,818. Also, equipment expense, which is included under occupancy expense, increased $26,778 during the second quarter of 1998 compared to the same time period in 1997. This is a result of increased depreciation expense on new computer systems plus the maintenance and repair expense to maintain the computer system. The investment in equipment will continue to grow due to the Company's commitment to maintain state of the art capabilities and computer software information as it heads for the year 2000.

     Also, data processing expense, which is included in the other expense category, increased by $19,804 during the second quarter of 1998 as the Bank continued to grow with more customers. Advertising and marketing expenses increased in the second quarter of 1998 by $31,675 as compared to the same quarter of 1997. New expenditures were made in connection with various products to continue to stimulate business growth and development. Also, the final piece of property in the other real estate owned category was sold during the second quarter of 1998. This resulted in a loss on the sale of the property of $30,058.

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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At June 30, 1998, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.16% (11.40% for the Company on a consolidated basis). The Bank and the Company are well capitalized.

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

Accounting Pronouncements
-------------------------

SFAS No. 131

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement is required for fiscal years beginning after December 15, 1997.

     The Company does not anticipate that adoption of this standard will have a significant impact on its consolidated financial statements upon adoption.

SFAS No. 133

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB
133). This standard, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     The business of the Company and the composition of its consolidated balance sheet consists of investments in interest-earning assets (primarily loans and investment securities) which are primarily funded by interest-bearing liabilities (deposits). Such financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk.

INTEREST RATE RISK MEASUREMENT

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

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. There were no substantial changes in the Company's asset/liability position in the quarter ended June 30, 1998.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          Neither the Company nor the Bank are involved at this time in any claims or lawsuits other than routine matters arising out of the normal day-to-day banking business.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders of the Company was held on May 26, 1998. At that meeting, C. Durham Barnes, M.D., Kenneth M. Clayton, Guy D. Colado and Anthony Lombardi, Jr. were each elected as a director for a three (3) year term. Donald J. Barker, Robert E. Battaglia, Jane H. Louttit, Ernst R. Janvrin,
W. Charles Shuffield, Russell Barkett, C. Durham Barnes, M.D., Robert B. Boswell, M.D., Kenneth M. Clayton, Guy D. Colado, Tony Lombardi, Jr., Stephen G. Miller, Willie C. Moss, and Frederick A. Raffa, Ph.D. will continue as directors following the annual meeting.

          The shareholders, by a majority vote, approved that the Articles of Incorporation of the Corporation be amended and restated in their entirety. Of the 721,019 shares outstanding, 476,153 shares were voted in favor of amending the Articles, 35,200 shares were voted against amending the Articles, and 3,000 shares abstained from voting. The Amended and Restated Articles (i) increase the voting requirement for shareholders over that required by the Florida Business Corporation Act, (ii) include provisions related to Business Combinations (as defined therein), (iii) eliminate information in the Articles which was of historic value and (iv) reform the original Articles to take into consideration the changes noted above. These Amended and Restated Articles were adopted by a majority of the members of the Board of Directors on February 17, 1998, and by a majority of the Shareholders at the annual meeting of shareholders held on May 26, 1998.

          The shareholders, by a majority vote, also approved that certain sections of the Bylaws be amended. Of the 721,019 shares outstanding, 476,153 shares were voted in favor of amending the Bylaws, 35,200 shares were voted against amending the Bylaws, and 3,000 shares abstained from voting. The Amendment to the Bylaws (i) amended the procedure for setting the number of members of the Board of Directors; (ii) amended the procedure for making nominations for the election of directors; (iii) increased the voting requirement for shareholders in the removal of directors; and (iv) added the requirement of approval by holders of seventy-five percent (75%) of the outstanding voting stock prior to the amendment of certain sections of the Bylaws.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.
       ---------

--------------------------------------------------------------------------------
                                                                     SEQUENTIAL
                                                                       PAGE
EXHIBIT                     DESCRIPTION                               NUMBER
-------------------------------------------------------------------------------
    3.2  First Amended and Restated Bylaws of                            *
         Commerce National Corporation effective
         January 14, 1988, incorporated by reference
         from Exhibit 3.2 to the Company's Report on
         Form 10-K for the fiscal year ended
         December 31, 1992.
-------------------------------------------------------------------------------
    3.3  First Amendment to First Amended and                            30
         Restated Bylaws of Commerce National
         Corporation dated effective May 26, 1998.
-------------------------------------------------------------------------------
    3.4  Articles of Restatement of the Articles of                      32
         Incorporation of Commerce National
         Corporation, and Amended and Restated
         Articles of Incorporation,  filed June 22,
         1998.
-------------------------------------------------------------------------------
    4.1  Specimen copy of common stock certificate                       *
         for Common Stock of Commerce National
         Corporation, incorporated by reference from
         Exhibit 4.1 to the Company's Report on Form
         10-K for the fiscal year ended December 31,
         1992.
-------------------------------------------------------------------------------
    4.2  Article IV of Articles of Incorporation of                      *
         Commerce National Corporation included in
         the Articles of Incorporation of Commerce
         National Corporation incorporated by
         reference from Exhibit 3.1 to Registration No.
         2-98960-A.
-------------------------------------------------------------------------------
    4.3  Stock Redemption/Repurchase Policy                              *
         incorporated by reference from Exhibit 4.3 to
         the Company's Report on  Form 10-Q for the
         fiscal quarter ended June 30, 1993.
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                     SEQUENTIAL
                                                                       PAGE
EXHIBIT                     DESCRIPTION                               NUMBER
-------------------------------------------------------------------------------
   10.1  First Amendment to Amended and Restated                         *
         1985 Commerce National Corporation
         Directors' Stock Plan dated October 20, 1997
         incorporated by reference from Exhibit 10.1
         to the company's Report on Form 10-K for
         the fiscal year ended December 31, 1997
-------------------------------------------------------------------------------
     27  Article 9 Financial Data Schedule (for SEC                      45
         use only).
-------------------------------------------------------------------------------

*    Incorporated by reference as noted in the narrative under "Description."


(b)  Reports on Form 8-K.
     -------------------

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended June 30, 1998.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMMERCE NATIONAL CORPORATION


Dated:  August 14, 1998
                                         By:/s/ Guy D. Colado
                                            ----------------------------------
                                             GUY D. COLADO, President and
                                             Chief Executive Officer


Dated:  August 14, 1998
                                         By:/s/ Alan M. Scarboro
                                            ----------------------------------
                                             ALAN M. SCARBORO,
                                             Secretary/Treasurer

                    INDEX OF EXHIBITS FILED WITH THIS REPORT
                    ----------------------------------------

--------------------------------------------------------------------------------
                                                                      SEQUENTIAL
                                                                        PAGE
EXHIBIT                   DESCRIPTION                                  NUMBER
--------------------------------------------------------------------------------
    3.3  First Amendment to First Amended and                            30
         Restated Bylaws of Commerce National
         Corporation dated effective May 26, 1998.
--------------------------------------------------------------------------------
    3.4  Articles of Restatement of the Articles of                      32
         Incorporation of Commerce National
         Corporation, and Amended and Restated
         Articles of Incorporation,  filed June 22,
         1998.
--------------------------------------------------------------------------------
     27  Article 9 Financial Data Schedule (for SEC                      45
         use only).
--------------------------------------------------------------------------------