Form 10-Q
period 1998-09-30
COMMERCE NATIONAL CORP
filed 1998-11-10
CIK 773319

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No _______
      ---


   This filing contains 30 pages.  The Exhibit Index is found on page 29.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   On November 1, 1998, Commerce National Corporation (the "Company") had 721,019 shares of common stock, par value $0.10 per share, issued and outstanding.

                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The financial statements begin on the following page.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY



                               TABLE OF CONTENTS



 Accountants' Review Report

 Condensed consolidated balance sheets (unaudited)--September 30, 1998 and December 31, 1997

 Condensed consolidated statements of operations (unaudited)--Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997

 Condensed consolidated statements of cash flows (unaudited)--Nine months ended September 30, 1998 and 1997

 Selected notes to condensed consolidated financial statements (unaudited)--
   September 30, 1998

KPMG Peat Marwick LLP
111 North Orange Avenue, Suite 1600
P.O. Box 3031
Orlando, FL 32802



The Board of Directors
Commerce National Corporation and Subsidiary:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of September 30, 1998 and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1998 and 1997 and condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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


KPMG Peat Marwick LLP


Orlando, Florida
October 16, 1998

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (Unaudited)

     (Unaudited - See accompanying review report of KPMG Peat Marwick LLP)


                                                     SEPTEMBER 30,  DECEMBER 31,
          ASSETS                                         1998           1997
                                                     -------------  ------------

Cash and due from banks                               $  5,826,251     6,095,762
Federal funds sold                                       3,250,000       300,000
Investment securities available for sale (note 2)       12,597,191    15,499,777
Investment securities held to maturity (note 2)                 --       190,000
Loans, net (note 3)                                    114,540,084    97,317,521
Accrued interest receivable                                826,618       748,897
Premises and equipment, net                              3,730,945     3,925,251
Other real estate owned                                         --       251,622
Deferred tax asset, net                                    394,876       401,545
Federal Reserve Bank stock, at cost                        171,000       171,000
Federal Home Loan Bank stock, at cost                      378,600       341,300
Prepaid expenses and other assets                          162,841        85,301
Executive supplemental income plan - cash
 surrender value life insurance policies                 1,350,878     1,302,706
                                                       -----------   -----------

      Total assets                                    $143,229,284   126,630,682
                                                       ===========   ===========


    See accompanying notes to condensed consolidated financial statements.

                                                                SEPTEMBER 30,  DECEMBER 31,
                     LIABILITIES                                    1998           1997
                                                                -------------  -------------
Deposits (note 4):
 Noninterest bearing                                            $ 22,581,754     18,481,616
 Interest bearing                                                103,682,831     92,644,084
                                                                ------------    -----------
   Total deposits                                                126,264,585    111,125,700
Federal Home Loan Bank advances                                    1,168,134      1,176,534
Other borrowed funds                                               2,365,498      3,455,470
Accrued interest payable                                             162,437        133,134
Accounts payable and other liabilities                               633,649        335,997
                                                                ------------    -----------

   Total liabilities                                             130,594,303    116,226,835
                                                                ------------    -----------


                STOCKHOLDERS' EQUITY

Common stock, par value $.10 per share (1,000,000 shares
 authorized; 742,819 and 618,035 shares issued and 721,019
 and 596,235 shares outstanding at September 30, 1998 and
 December 31, 1997, respectively)                                     74,282         61,804
Additional paid-in capital                                         7,927,804      6,721,129
Retained earnings                                                  4,785,645      3,808,136
Treasury stock, at cost (21,800 shares at September 30, 1998
 and December 31, 1997)                                             (208,640)      (208,640)
Accumulated other comprehensive income                                55,890         21,418
                                                                ------------    -----------

   Total stockholders' equity                                     12,634,981     10,403,847

Commitments and contingencies (note 5)

                                                                ------------    -----------
   Total liabilities and stockholders' equity                   $143,229,284    126,630,682
                                                                ============    ===========

See accompanying notes to condensed consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (Unaudited)

     (Unaudited - See accompanying review report of KPMG Peat Marwick LLP)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     -------------------        -----------------
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                    1998             1997        1998       1997
                                                    ----             ----        ----       ----
Interest income:
 Loans                                              $2,579,546     2,163,611  7,227,036  6,291,837
 Investment securities                                 201,560       274,320    679,441    764,312
 Federal funds sold                                    103,160        50,925    285,847    107,452
 Federal Reserve Bank stock                              2,565         2,250      7,639      6,750
 Federal Home Loan Bank stock                            7,393        12,338     20,397     17,808
 Due from banks                                          1,959           443      7,993      1,654
                                                    ----------     ---------  ---------  ---------

   Total interest income                             2,896,183     2,503,887  8,228,353  7,189,813
Interest expense                                     1,268,971     1,127,062  3,625,655  3,242,698
                                                    ----------     ---------  ---------  ---------

   Net interest income                               1,627,212     1,376,825  4,602,698  3,947,115
Provision for loan losses                               97,253        36,000    221,759    108,000
                                                    ----------     ---------  ---------  ---------

   Net interest income after
    provision for loan losses                        1,529,959     1,340,825  4,380,939  3,839,115
                                                    ----------     ---------  ---------  ---------

Other operating income:
 Customer service fees                                 259,524       185,928    702,685    516,301
Other operating expenses:
 Salaries and benefits                                 584,175       527,920  1,659,515  1,526,581
 Occupancy expense                                     229,936       219,501    681,024    627,747
 Legal and professional fees                           (36,473)       61,525     97,305    181,770
 Other expenses                                        378,070       257,941    993,820    803,397
 Loss on sale and write down of
  other real estate owned                                   --         5,316     32,075      6,687
                                                    ----------     ---------  ---------  ---------
                                                     1,155,708     1,072,203  3,463,739  3,146,182
                                                    ----------     ---------  ---------  ---------

   Net income before taxes                             633,775       454,550  1,619,885  1,209,234
Income tax expense                                     200,036       179,245    576,790    475,940
                                                    ----------     ---------  ---------  ---------

   Net income                                       $  433,739       275,305  1,043,095    733,294
                                                    ==========     =========  =========  =========

Basic and diluted earnings per share (note 6)       $      .60           .46       1.48       1.23
                                                    ==========     =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows

    (Unaudited - See accompanying review  report of KPMG Peat Marwick LLP)

                                                                            NINE MONTHS ENDED
                                                                           ------------------
                                                                              SEPTEMBER 30,
                                                                         1998              1997
                                                                         ----              ----
Cash flows provided by operating activities:
 Net income                                                         $  1,043,095             733,294

 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation of  premises and equipment                             232,354             223,064
     Net amortization of premiums and accretion of discounts
      on investment securities held to maturity and investment
      securities available for sale                                      (42,188)            (51,226)
     Provision for loan losses                                           221,759             108,000
     Deferred loan origination fees                                       76,123              39,599
     Deferred income taxes                                               (14,085)                 --
     Loss on sale of other real estate owned                              32,075               6,687
     Executive supplemental income plan - additional cash
      surrender value                                                    (48,172)            (47,709)
     Cash provided by (used in) changes in:
         Accrued interest receivable                                     (77,721)            (81,887)
         Prepaid expenses and other assets                               (77,540)             15,877
         Accrued interest payable                                         29,303              23,327
         Accounts payable and other liabilities                          297,652             186,376
                                                                    ------------         -----------

      Net cash provided by operating activities                        1,672,655           1,155,402
                                                                    ------------         -----------

Cash flows provided by (used in) investing activities:
 Net loans made to customers                                         (17,563,941)         (5,645,581)
 Increase in federal funds sold                                       (2,950,000)         (6,500,000)
 Purchases of investment securities available for sale                (7,500,000)         (5,500,000)
 Proceeds from maturity of investment securities available
   for sale                                                            5,500,000           4,500,000
 Proceeds from calls of investment securities available for sale       5,000,000             500,000

 Proceeds from sales of investment securities available for sale              --             500,000

 Proceeds from maturities of investment securities
   held to maturity                                                      190,000                   -
 Purchase of premises and equipment                                      (38,048)           (262,692)
 Purchase of Federal Home Loan Bank stock                                (37,300)            (41,300)
 Proceeds from sale of other real estate owned                           263,043             358,371
                                                                    ------------         -----------

        Net cash used in investing activities                        (17,136,246)        (12,091,202)
                                                                    ------------         -----------

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows

     (Unaudited - See accompanying review  report of KPMG Peat Marwick LLP)


                                                                     NINE MONTHS ENDED
                                                                 -------------------------
                                                                       SEPTEMBER 30,
                                                                     1998         1997
                                                                 ------------  -----------

Cash flows provided by financing activities:
 Net increase in demand deposits, NOW accounts and passbook
   savings accounts                                                5,023,631    7,947,554
 Net increase in certificates of deposit                          10,115,254    2,614,183
 Principal repayment on mortgage note payable                        (20,872)     (19,260)
 Increase (decrease) in repurchase agreements                     (1,069,100)     558,662
 Net repayment of  borrowings from the Federal Home Loan Bank         (8,400)      (7,613)
 Shareholder dividends paid                                          (65,586)           -
 Proceeds from employee stock options exercised                    1,215,000            -
 Proceeds from sale of common stock                                    4,153        5,863
                                                                 -----------   ----------

      Net cash provided by financing activities                   15,194,080   11,099,389
                                                                 -----------   ----------

      Net increase (decrease) in cash and cash equivalents          (269,511)     163,589

Cash and cash equivalents at the beginning of the period           6,095,762    3,389,652
                                                                 -----------   ----------

Cash and cash equivalents at the end of the period               $ 5,826,251    3,553,241
                                                                 ===========   ==========

Cash paid during the period for:
 Interest                                                        $ 3,596,352    3,219,317
                                                                 ===========   ==========

 Income taxes                                                    $   463,350      406,200
                                                                 ===========   ==========

Supplemental disclosures for noncash transactions:
 Market value adjustment - investments available for sale:
   Investments                                                   $    89,567       60,603
   Deferred income tax liability                                      33,677       22,787
                                                                 -----------   ----------

         Unrealized gain on investments available for sale       $    55,890       37,816
                                                                 ===========   ==========

 Financing of other real estate owned                            $    43,496       48,277
                                                                 ===========   ==========

See accompanying notes to condensed consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1998

     (Unaudited - See accompanying review report of KPMG Peat Marwick LLP)


(1)  BASIS OF PRESENTATION

     (A)  INTERIM FINANCIAL INFORMATION

          The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

          The Company does not anticipate that adoption of this standard will have a significant impact on its consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1998

     (Unaudited - See accompanying review report of KPMG Peat Marwick LLP)


(C)  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This Statement requires that an enterprise classify items of other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet.

     The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive income is the unrealized gain/(loss) on investment securities available for sale. Total comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 were $434,127, $1,029,207, $296,645 and $730,749, respectively.

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

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1998

    (Unaudited - See accompanying review  report of KPMG Peat Marwick LLP)


(2) INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE

    The amortized cost and estimated market values of investment securities held to maturity at September 30, 1998 and December 31, 1997 are summarized as follows:

                                SEPTEMBER 30, 1998        DECEMBER 31, 1997
                              -----------------------  -----------------------
                              AMORTIZED  ESTIMATED     AMORTIZED  ESTIMATED
                              COST       MARKET VALUE  COST       MARKET VALUE
                              ---------  ------------  ---------  ------------

      Municipal securities    $      --            --    190,000       190,454
                              =========  ============  =========  ============

   The amortized cost and estimated market value of investments available for sale at September 30, 1998 and December 31, 1997 are as follows:


                                SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                ------------------        -----------------

                              AMORTIZED    ESTIMATED    AMORTIZED     ESTIMATED
                               COST       MARKET VALUE    COST       MARKET VALUE
                               ----       ------------    ----       ------------
U.S. Treasury  securities    $12,507,624   12,597,191   15,465,436    15,499,777
                             ===========   ==========  ===========  ============

   As of September 30, 1998, the Company had securities sold under agreement to repurchase of $2,087,806. All agreements were one day transactions, thus the carrying value, market value, and borrowings were equal at quarter end.

   The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At September 30, 1998, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended September 30, 1998, Agreements outstanding averaged approximately $3,087,453 and the maximum amount outstanding during the quarter was $4,453,946. Total interest expense paid on repurchase Agreements was $38,687 and $45,569 for the quarter ended September 30, 1998 and September 30, 1997, respectively, and $137,066 and $118,988 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1998

    (Unaudited - See accompanying review  report of KPMG Peat Marwick LLP)

(3)  LOANS

     Major categories of loans included in the loan portfolio at September 30, 1998 and December 31, 1997 are summarized as follows:

                                               1998          1997
                                           -------------  ----------
     Commercial-secured                    $ 11,314,150   11,113,710
     Commercial-unsecured                     2,917,430    4,326,247
     Real estate - primarily commercial      98,355,709   80,223,450
     Other (installment and overdrafts)       3,624,203    3,040,377
                                           ------------   ----------

                                            116,211,492   98,703,784
     Allowance for loan losses               (1,222,103)  (1,013,081)
     Deferred loan origination fees            (449,305)    (373,182)
                                           ------------   ----------

                                           $114,540,084   97,317,521
                                           ============   ==========

   The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at September 30, 1998 and December 31, 1997 were $1,207,934 and $56,751 and $1,168,036 and $37,912, respectively. All impaired loans had an associated general allowance for loan losses. The average recorded investment in impaired loans during the third quarter was $1,187,985 and $1,296,940, respectively. No interest income was recognized during the quarter ended September 30, 1998 on impaired loans.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1998

     (Unaudited - See accompanying review  report of KPMG Peat Marwick LLP)



   The activity in the allowance for loan losses for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 is as follows:

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                       -------------        -------------
                                                     1998         1997     1998        1997
                                                     ----         ----     ----        ----
Balance at the beginning of the period            $1,130,371    952,902   1,013,081   887,803

Charge offs                                           (9,675)    (7,436)    (75,735)  (20,983)
Recoveries                                             4,154      5,742      62,998    12,388
Provision for loan losses                             97,253     36,000     221,759   108,000
                                                  ----------    -------   ---------   -------

Balance at the end of the period                  $1,222,103    987,208   1,222,103   987,208
                                                  ==========    =======   =========   =======

   At September 30, 1998 and December 31, 1997, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $9,794,871 and $12,996,264, respectively. All such loans were made in the ordinary course of business.


(4)  DEPOSITS

   Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at September 30, 1998 and December 31, 1997 are as follows:

                                                     1998            1997
                                                     ----            ----
        Three months or less                     $25,788,237     23,954,183
        Three through twelve months               11,021,322      4,921,535
        Over one year                              1,214,015        616,091
                                                 -----------     ----------

                                                 $38,023,574     29,491,809
                                                 ===========     ==========

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1998

     (Unaudited - See accompanying review  report of KPMG Peat Marwick LLP)



(5)  COMMITMENTS

     In the normal course of business, the Bank has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At September 30, 1998 and December 31, 1997, the Bank had commitments to customers of approximately $617,224 and $870,486 for standby letters of credit, $28,493,160 and $20,605,454 for unfunded firm loan commitments and $63,463,067 and $50,832,223 for approved lines of credit, respectively.

(6)  BASIC AND DILUTED EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This Statement simplifies the calculation of earnings per share (EPS) under APB 15 and was required to be implemented by companies for periods ending December 15, 1997 with prior period restated. The following calculations represent EPS under SFAS 128:

                                                        INCOME        SHARES      PER SHARE
                                                      (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                      -----------  -------------  ---------

    For the three months ended September 30, 1998:
      BASIC AND DILUTED EARNINGS PER SHARE:
        Net income                                    $  433,739        721,019       $ .60
                                                      ==========   ============   =========

    For the three months ended September 30, 1997:
      BASIC AND DILUTED EARNINGS PER SHARE:
        Net income                                    $  275,305        596,235       $ .46
                                                      ==========   ============   =========

    For the nine months ended September 30, 1998:
      BASIC AND DILUTED EARNINGS PER SHARE:
        Net income                                    $1,043,095        706,849       $1.48
                                                      ==========   ============   =========

    For the nine months ended September 30, 1997:
      BASIC AND DILUTED EARNINGS PER SHARE:
        Net income                                    $  733,294        596,066       $1.23
                                                      ==========   ============   =========

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1998

     (Unaudited - See accompanying review  report of KPMG Peat Marwick LLP)


(7)  YEAR 2000

     In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem, in part, is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project will be funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred.

(8)  NEW PRONOUNCEMENTS

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

Summary:
-------

     During the third quarter and the first nine months of 1998, the Company had net income of $433,739 and $1,043,095, respectively. This compares with net income of $275,305 for the third quarter of 1997, and $733,294 for the first nine months of 1997. During 1998, loans have continued to increase quarter-by-quarter to all-time highs. At the end of the third quarter of 1998, loans stood at $114,540,084 compared to the year-end 1997 figure of $97,317,521. This resulted in total interest income of $8,228,353 at the end of the third quarter of 1998 compared to $7,189,813 for the same period in 1997. Interest expense for the third quarter ending September 30, 1998 was $1,268,971 compared to $1,127,062 for the same period in 1997, while interest expense totaled $3,625,655 for the first nine months of 1998 compared to $3,242,698 for the same period in 1997. While interest-bearing deposits increased to $103,682,831 as of September 30, 1998, compared to the year-end 1997 figure of $92,644,084, the rates paid on these deposits have remained the same since the second quarter of 1997.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first nine months of the last two years is as follows:

                               FOR THE NINE MONTHS ENDING
                           ------------------------------
                                  9/30/98        9/30/97
                           ------------------------------

          ROAA                       1.02%           .81%
          -----------------------------------------------
          ROAE                      11.60%         10.20%
          -----------------------------------------------
          NET INCOME         $  1,043,095    $    733,294
          -----------------------------------------------
          AVERAGE ASSETS     $136,915,826    $119,919,724
          -----------------------------------------------
          AVERAGE CAPITAL    $ 11,991,234    $  9,584,052
          -----------------------------------------------


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


                                 FOR THE NINE MONTHS ENDING
                                 --------------------------
                                      9/30/98       9/30/97
          -------------------------------------------------
          INTEREST INCOME          $8,228,353    $7,189,813
          -------------------------------------------------
          INTEREST EXPENSE         $3,625,655    $3,242,698
          -------------------------------------------------
          NET INTEREST INCOME      $4,602,698    $3,947,115
          -------------------------------------------------


     Net interest income increased 18% in the third quarter and 16% in the first nine months of 1998 compared to the same periods in 1997.

     On an annualized basis, the Company's net interest margin was 4.69% through the third quarter of 1998 compared to 4.51% through the third quarter of 1997.

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

Provision for Loan Losses
-------------------------

     There were eleven (11) non-accruing loans totaling $1,569,969 at September 30, 1998. This compares with nine (9) non-accruing loans totaling $1,532,831 as of September 30, 1997. Of the 1998 figure, three (3) loans totaling $1,210,915 are collateralized with first mortgages. One loan secured by a first mortgage on a residence in the amount of $325,241 is in the process of foreclosure. It is anticipated that this house will be purchased at the foreclosure sale with no loss to the Bank.

     One non-accrual loan that is secured by a first mortgage is a 100-lot subdivision in Seminole County, Florida. There is an acquisition and development loan in the amount of $576,702 on the remaining 63 lots in this subdivision. At the same time, of the 37 lots that have been sold, the Bank continues to carry first mortgages on six (6) completed houses in the subdivision in the amount of $308,972. Foreclosure proceedings commenced in June of this year. It is anticipated that, during the fourth quarter of 1998, all back interest and legal fees will be paid and that this loan will be put back on an accrual basis.

     There is one loan secured by a second mortgage on a residence in the amount of $10,541. The borrower is in the process of seeking permanent financing on both the first and second mortgages. There are two loans totaling $83,003 secured by the assignment of U.S. Savings Bonds. These bonds will be cashed in, and the loans will be paid in full.

     There is one loan in the amount of $62,845 secured by the assignment of stock in a law firm which has since disbanded. A lawsuit has been filed against the borrower with a judgment to be issued during the fourth quarter of 1998.

     There is one loan in the amount of $94,705 secured by business assets and a custom parasail, boat and trailer. A lawsuit has been filed against the principals of this loan. It is anticipated at this time that there will be no loss to the Bank.

     There is one unsecured loan in the amount of $5,001. It is anticipated that there will be no loss to the Bank.

     There is one loan in the amount of $75,800 secured by business assets which has an 80% guarantee from the Small Business Administration. There is also a second loan to the same borrower in the amount of $27,159 cross-collateralized on the same business assets. These assets are currently being liquidated with a minimal loss anticipated.

     The Company's allowance for loan losses at September 30, 1998, was $1,205,020, or a 1.05% reserve on total loans outstanding. This compares to an allowance of $987,208, a 1.06% reserve of total loans outstanding, at September 30, 1997.

Non-Interest Income
-------------------

     Non-interest income for the third quarter of 1998 increased 40% to $259,524 compared to $185,928 for the same period in 1997, while non-interest income for the first nine months of 1998 increased 36% to $702,685 compared to $516,301 for the same period in 1997. Service charge income on deposits increased to $69,786 through the first nine months of 1998 compared to $48,919 for the same period in 1997. Other income on time deposit accounts, which includes collecting penalties on insufficient funds and checks, increased to $168,087 through the first nine months of 1998 compared to $126,743 for the same time period in 1997. Total other income, which includes income derived from credit cards, merchant accounts, safe deposit rental fees and wire transfers, increased to $139,665 through the first nine months of 1998 compared to $127,214 for the same time period in 1997.

Non-Interest Expense
--------------------

     Non-interest expense in the third quarter of 1998 increased 8% to $1,155,708 compared to $1,072,203 in the same period in 1997, while non-interest expense for the first nine months of 1998 increased 10% to $3,463,739 compared to $3,146,182 for the same time period in 1997. Personnel expense, consisting of salaries, other compensation and employment benefits, increased 11% and 9% over the aforementioned periods. This is a result of additional loan officers being hired during the third quarter of 1998 along with a support staff for these loan officers.

     Occupancy expense in the third quarter of 1998 increased 5% to $229,936 compared to $219,501 for the same period in 1997, while occupancy expense for the first nine months of 1998 increased 8% to $681,024 compared to $627,747 during the same time period in 1997. This is a result of a new five-year lease on the main office of the Bank which the Bank committed to at year-end 1997. Also, equipment expense, which is included under occupancy expense, increased $29,844 through the first three quarters of 1998 compared to the same time period in 1997. This is a result of increased depreciation expense on both software and hardware on new computer systems, plus the maintenance and repair expense to maintain the computer systems. The investment in equipment will continue to grow due to the Company's commitment to maintain state-of-the-art capabilities and computer software information as it heads toward the year 2000. Conversion activities on the computer systems for the year 2000 are in process, and the Bank expects the conversion and testing to be completed by the second quarter of 1999. Expenditures in 1998 for the year 2000 project have amounted so far to $45,000.

     Also, data processing expense, which is included in the other expense category, increased by $27,045 during the first three quarters of 1998 as the Bank continued to grow with more customers. Advertising and marketing expenses increased in the first three quarters of 1998 by $45,602 compared to the same time period in 1997. New expenditures will continue to be made as new products are introduced to our customer base to stimulate more business growth and development. Office supplies have increased by $11,467 for the first three quarters of 1998 compared to the same time period in 1997 as the branches continue to gear-up as more customers open accounts and apply for loans. Also, losses on Other Real Estate Owned ("OREO") for the first three quarters of 1998 was $34,134.

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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At September 30, 1998, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.12% (11.28% for the Company on a consolidated basis). The Bank and the Company are well capitalized.

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

Year 2000 (Y2K)
---------------

     As a financial institution, the Bank is subject to the potential risks to the financial services industry and, specifically, the Bank's business of the Y2K issue. the Y2K issue is the acronym in terminology currently utilized to describe a wide variety of applications specific to potential technological problems inherent in computer software which is designed to read only a two-digit annual date position. The Board of Directors of the Bank has approved a Y2K Committee and appointed a Y2K Coordinator, whose responsibility includes replacement of noncompliance equipment, software, technology consultant fees, and expected employee expenses to perform the required testing.

     The Bank uses the services of M&I Data Services, Inc. ("M&I") for its service bureau. The Federal Reserve Board and the Office of Thrift Supervision have reviewed the progress of M&I and found them satisfactory as of March, 1998. M&I provides the Bank with item processing, ATM services, ACH, CORE application, VRU, and other applicable side services. The Bank does not write its own software. The direct software linkage other than M&I is with Independent Bankers' Bank of Florida, a correspondence bank for customer wire transfers and federal funds transfers. A point-to-point test will be performed to verify the transmission of data to these entities. All of the personal computers in the Bank will be replaced on or before December 15, 1998 with Y2K-compliant hardware. These personal computers include the "gateways" necessary to communicate with M&I. The Bank currently believes that all of its vendors are devoting adequate resources to the Y2K issue and will complete the appropriate changes in a timely manner.

     New equipment purchased after testing is complete will be appropriately tested by the guidelines established by the Office of the Comptroller of the Currency's AL 98-5 for Y2K compliance. No new software or hardware will be installed without the expressed approval of the Y2K Coordinator, who will have the responsibility to report these reports to the Bank's Board of Directors.

     Expenditures in 1998 for the Y2K project thus far have amounted to $45,000, and it is expected that the completion of the project will result in additional expenditures of approximately $70,000.

     Should an information transfer problem occur between M&I and the Bank, the Bank's employees have been trained to work offline using the most current information available from daily reports. The Bank's employees will manually calculate necessary account information. These reports have been printed in advance of Y2K being implemented. The Bank does not believe that the Y2K issue will materially affect its profits, products, services, or competitive condition.

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

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. There were no substantial changes in the Company's asset/liability position in the quarter ended September 30, 1998.

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

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       --------

---------------------------------------------------------------------------
EXHIBIT                      DESCRIPTION                        SEQUENTIAL
                                                               PAGE NUMBER
---------------------------------------------------------------------------

    3.2  First Amended and Restated Bylaws of                  *
         Commerce National Corporation effective
         January 14, 1988, incorporated by reference from
         Exhibit 3.2 to the Company's Report on Form
         10-K for the fiscal year ended December 31,
         1992.
---------------------------------------------------------------------------
    3.3  First Amendment to First Amended and Restated         *
         Bylaws of Commerce National Corporation dated
         effective May 26, 1998, incorporated by
         reference from Exhibit 3.3 to the Company's
         Report on Form 10-Q for the fiscal quarter ended
         June 30, 1998.
---------------------------------------------------------------------------

---------------------------------------------------------------------------
EXHIBIT                      DESCRIPTION                        SEQUENTIAL
                                                               PAGE NUMBER
---------------------------------------------------------------------------

    3.4  Articles of Restatement of the Articles of            *
         Incorporation of Commerce National
         Corporation, and Amended and Restated Articles
         of Incorporation,  filed June 22, 1998,
         incorporated by reference from Exhibit 3.4 to the
         Company's Report on Form 10-Q for the fiscal
         quarter ended June 30, 1998.
---------------------------------------------------------------------------
    4.1  Specimen copy of common stock certificate for         *
         Common Stock of Commerce National
         Corporation, incorporated by reference from
         Exhibit 4.1 to the Company's Report on Form
         10-K for the fiscal year ended December 31,
         1992.
---------------------------------------------------------------------------
    4.2  Article IV of Articles of Incorporation of            *
         Commerce National Corporation included in the
         Articles of Incorporation of Commerce National
         Corporation incorporated by reference from
         Exhibit 3.1 to Registration No. 2-98960-A.
---------------------------------------------------------------------------
    4.3  Stock Redemption/Repurchase Policy                    *
         incorporated by reference from Exhibit 4.3 to the
         Company's Report on  Form 10-Q for the fiscal
         quarter ended June 30, 1993.
---------------------------------------------------------------------------
   10.1  First Amendment to Amended and Restated 1985          *
         Commerce National Corporation Directors' Stock
         Plan dated October 20, 1997 incorporated by
         reference from Exhibit 10.1 to the Company's
         Report on Form 10-K for the fiscal year ended
         December 31, 1997
---------------------------------------------------------------------------
     27  Article 9 Financial Data Schedule (for SEC use        30
         only).
---------------------------------------------------------------------------

*    Incorporated by reference as noted in the narrative under "Description."

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended September 30, 1998.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMERCE NATIONAL CORPORATION



Dated:  November 13, 1998
                                By:/s/ Guy D. Colado
                                   ------------------------------------
                                    GUY D. COLADO, President and
                                    Chief Executive Officer


Dated:  November 13, 1998       By:/s/ Alan M. Scarboro
                                   ------------------------------------
                                    ALAN M. SCARBORO
                                    Secretary/Treasurer

                    INDEX OF EXHIBITS FILED WITH THIS REPORT
                    ----------------------------------------


-----------------------------------------------------------------------
EXHIBIT                     DESCRIPTION                     SEQUENTIAL
                                                           PAGE NUMBER
-----------------------------------------------------------------------
 27        Article 9 Financial Data Schedule (for SEC          30
           use only).
-----------------------------------------------------------------------