Form 10-K
period 1998-12-31
COMMERCE NATIONAL CORP
filed 1999-03-25
CIK 773319

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998
                                        --------------------

                                      OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from     N/A     to     N/A
                                        -------------  ------------

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

     The aggregate market value on March 1, 1999 of the Registrant's voting stock held by non-affiliates was $8,696,583.25. There was no formalized active market for Common Stock on said date, although there have been transactions in the last twelve months. The most recent transaction had a purchase price in the amount of $16.75 per share which is the amount the Registrant used for purposes of this disclosure.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     At March 1, 1999, the Registrant had 721,019 shares of common stock, par value $0.10 per share, issued and outstanding.


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

                                     NONE

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                               TABLE OF CONTENTS
                               -----------------

Item No.                            Caption                                                    Page
--------                            -------                                                    ----
PART I....................................................................................      1
     Item 1.     Business.................................................................      1
     Item 2.     Properties...............................................................      8
     Item 3.     Legal Proceedings........................................................      9
     Item 4.     Submission of Matters to a Vote of Security Holders......................      9

PART II...................................................................................      9
     Item 5.     Market for the Registrant's Common Equity and Related
                 Stockholder Matters......................................................      9
     Item 6.     Selected Financial Data..................................................     10
     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................     10
     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............     29
     Item 8.     Consolidated Financial Statements........................................     31
     Item 9.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure.................................................     69

PART III..................................................................................     69
     Item 10.    Directors and Executive Officers of the Registrant.......................     69
     Item 11.    Executive Compensation/Board Compensation................................     74
     Item 12.    Security Ownership of Certain Beneficial Owners and Management...........     75
     Item 13.    Certain Relationships and Related Transactions...........................     78

PART IV...................................................................................     79
     Item 14.    Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K......................................................     79

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

     The Company was authorized by the Board of Governors of the Federal Reserve System (the "FRB") to invest up to $1,500,000 of its capital to purchase loans from the Bank which were in excess of authorized lending limits of the Bank. As of March 1, 1999, the Company was participating in an aggregate of $854,514 on four (4) different loans with the Bank which were in excess of the authorized lending limits of the Bank.

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

     The commercial loans made by the Bank usually are secured but may be made on an unsecured basis. The loans are either demand or term in nature. These loans are made to business entities for equipment purchases and other capital improvements, inventory acquisition and general working capital. Dependent upon the size and perceived risk for a particular loan, the loans usually are secured and often are guaranteed by the principals of the business. Because of the vagaries in the economy, commercial loans typically are viewed as some of the most risky loans. The Bank attempts to address this issue by careful monitoring of the credit quality of these loans and by having a preexisting relationship with these loan customers.

     The second major category of loans, real estate, is divided into residential loans and commercial loans, which includes agricultural loans. The majority of loans in the real estate area are commercial real estate loans. These loans typically are made on a loan-to-value basis of 80% or less. Because these loans are almost always secured by first mortgages on commercial property, they are seen as some of the least risky loans made by the Bank. The term for the loans is usually 15-20 years with rate review every 3-5 years. The Bank has developed a niche in the market place by originating and holding these loans.

     The final loan category is consumer loans, which includes all loans to individuals not captured in one of the categories above. Types of loans in this category include auto loans and other personal loans. While some of these loans are demand type loans, most are term loans with terms of between three to five years. Most of the loans are secured by the asset acquired by the loan or some other asset, although it is not unusual to have personal loans that are not secured. These loans may be viewed as more risky than real estate loans and, therefore, the interest rate that the Bank can charge for such loans is higher than real estate loans. The Bank originates, processes and holds almost all of these loans.

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

     The primary correspondent institutions of the Bank are NationsBank, N.A., Jacksonville and Independent Bankers' Bank of Florida, Inc., Orlando. NationsBank, N.A. acts as the primary clearing agent in the collection of checks received in the normal course of business by the Bank. In addition to the daily handling of checks, M&I Data Services Inc. serves as data processor for the Bank's loan and deposit services. Independent Bankers' Bank of Florida, Inc. provides advice and counseling in the area of securities investment and is agent in the Bank's overnight investment of federal funds. Neither NationsBank, N.A. nor Independent Bankers' Bank of Florida has provided trust services, nor have such services been provided by the Bank.

                                  COMPETITION

     As of March 1, 1999, there were sixteen (16) commercial banks, three (3) savings banks and several consumer finance companies in the Bank's perceived market area. Although the principal competition for the Bank is thought to come from existing financial institutions within the market area, it should be noted that there are several commercial banks and savings banks located outside but near the perceived market area. Most of the Bank's competitors have greater resources, broader geographic markets and higher lending limits and offer more services than the Bank. The right of banks in Florida to branch statewide and also the elimination of certain restrictions on interstate banking has heightened the competition of the Bank's market area.

     As of June 30, 1998, the Bank had approximately 1.45% of the deposits of Orange County, Florida.

     Offices affiliated with out-of-state financial institutions have entered Florida to offer limited financial services, including loans and deposit gathering activities. The State of Florida has adopted a reciprocal interstate regional banking law which permits bank holding companies headquartered outside of Florida to acquire Florida banks, provided Florida bank holding companies may likewise make bank acquisitions in the reciprocal state. Other out-of-state bank holding companies have entered the Florida banking market by acquiring thrift institutions. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), effective June 1, 1997, subject to legislation by Florida, banks and bank holding companies from any state in the country will be able to acquire a bank based in the State of Florida. Subject to legislation in Florida, banks from outside of Florida will be able to branch de novo into the State of Florida. Competition for deposit and loan opportunities in the Bank's market area is intense because of the accelerating pace of deregulation and geographic expansion noted above.

     Changes in the economic, legislative and regulatory areas have substantially increased the competitive environment and brought about changes in the financial services industry.

     The Bank is in competition with existing area financial institutions other than commercial banks and savings banks, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been encroaching upon the traditional banking markets. In certain instances, federal and state regulation of the Bank will make it more difficult to compete with these non-banking institutions. See "Supervision and Regulation," below.

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

     In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of four percent (4%), Tier 1 Capital (as defined for purposes of the year-end 1992 risk-based capital guidelines) to total assets. However, most banking organizations are expected to maintain capital ratios well in excess of the minimum levels and generally must keep such Tier 1 ratio at or above five percent (5%). The capital ratios for the Company and Bank are discussed below.

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

     The United States Congress has periodically considered and adopted legislation which has resulted in further deregulation of both banks and other financial institutions, insurance companies, mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Bank or the Company.

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

     Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks was not permitted until June 1, 1997, provided that the state did not pass legislation "opting-out" of interstate branching. If a state opted-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. A state may opt-in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation earlier than June 1, 1997. Interstate branching is also subject to a 30 percent statewide deposit concentration limit on a consolidated basis, and a 10 percent nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches. The State of Florida has elected to participate in interstate branch banking.

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

                                   EMPLOYEES

     The Company and the Bank as of March 1, 1999, had 52 full-time employees and 6 part-time employees. The employees of the Bank are not part of any collective bargaining unit.

 ITEM 2.  PROPERTIES
          ----------

     Both the Company and the Bank occupy a leasehold in the National Bank of Commerce Building located at 1201 South Orlando Avenue, Winter Park, Florida, which is owned by Gateway Plaza, Ltd., a Florida limited partnership, which entity is owned in part and controlled by certain directors of the Company and the Bank and affiliates thereof. See "Item 13--Certain Relationships and Related Transactions". The Bank and the Company jointly occupy approximately 10,030 square feet on the ground floor and 1,800 square feet of the basement of the building. In addition, the Bank leases 947 square feet on the fourth floor for document storage on a month to month basis.

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

     The Bank paid rental expenses, in aggregate, of approximately $444,385 for the year ended 1998 which represented $319,966 due under the lease agreement between the Company and Gateway Plaza, Ltd. and $124,419 due under the lease agreement between the Bank and Rollins College.

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

     The term of the lease with Rollins College dated July 10, 1995, is for four years with the first payment having been made on September 1, 1995. The expiration of this lease is January 17, 1999, with renewal options. The Bank exercised its first renewal option on December 14, 1998, and extended the lease until January 17, 2004.

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

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -----------------------------------------------------------------
          MATTERS
          -------

     As of March 1, 1999, there was no formally established trading market for the Company's shares of common stock, par value $0.10 per share (the "Common Stock"), although there have been recent transactions for the Common Stock. On that same date, the Company had approximately 465 shareholders based on the number of record holders. To date there has been little secondary trading in the Common Stock and, to the Company's knowledge, the Common Stock has not received any over-the-counter quotations. The trading of the Common Stock between third parties reflected values ranging between $10.00 and $18.00 per share during the year ended 1998.

----------------------------------------------------------------------------------
                           1998                 1997                  1996
                    MARKET PRICE RANGE    MARKET PRICE RANGE   MARKET PRICE RANGE
                    --------------------------------------------------------------
QUARTER ENDED         HIGH      LOW         HIGH      LOW       HIGH      LOW
-------------
December 31          $16.75    $16.75      $15.00   $14.50     $14.50   $14.50
----------------------------------------------------------------------------------
September 30         $18.00    $15.00      $13.50   $13.00     $15.50   $13.00
----------------------------------------------------------------------------------
June 30              $16.00    $15.00      $13.50   $13.00     $15.00   $10.00
----------------------------------------------------------------------------------
March 31             $10.00    $10.00      $13.00   $13.00     $14.71   $12.00
----------------------------------------------------------------------------------

     On June 21, 1993, the Company adopted a Stock Redemption/Repurchase Policy. As of March 1, 1999, 21,800 shares of the Company's common stock had been redeemed at a total price of $213,640, or $9.80 per share, all of which shares were redeemed in 1993.

     The Board of Directors declared a cash dividend of $0.11 per share on the Company's outstanding shares of common stock payable to shareholders of record as of January 1, 1998. The dividend was paid on May 1, 1998.

 ITEM 6.  SELECTED FINANCIAL DATA (CONSOLIDATED)
          -----------------------

                          -------------------------------------------------------------------
                                                   DECEMBER 31
                                1998          1997         1996           1995        1994
                          -------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Net Interest Income       $  6,286,227  $  5,330,982  $  4,305,644  $  3,767,327  $ 3,413,990
---------------------------------------------------------------------------------------------
Provisions for Loan       $    424,012  $    179,000  $     90,000  $    175,000  $    50,000
Losses
---------------------------------------------------------------------------------------------
Net Income                $  1,439,507  $    538,506  $    648,336  $    472,965  $   724,209
---------------------------------------------------------------------------------------------
Earnings Per Share -      $       2.03         $0.88         $1.13         $0.90        $1.26
Diluted
---------------------------------------------------------------------------------------------
Total Assets              $156,907,492  $126,630,682  $114,865,968  $100,365,487  $83,802,977
---------------------------------------------------------------------------------------------
Long-Term Obligations     $  4,266,621  $  1,395,977  $  1,476,111  $  1,547,309  $ 4,327,922
---------------------------------------------------------------------------------------------
Average Equity            $ 12,214,771  $  9,492,971  $  8,857,813  $  7,613,835  $ 6,927,701
---------------------------------------------------------------------------------------------
Average Assets            $140,446,293  $120,729,118  $108,608,555  $ 89,803,441  $84,371,159
---------------------------------------------------------------------------------------------
Cash Dividends            $       0.11           -0-           -0-           -0-          -0-
Per Share
---------------------------------------------------------------------------------------------
Average Shares                 710,421       614,748       573,426       523,565      523,565
Outstanding - Diluted
---------------------------------------------------------------------------------------------

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

SUMMARY

     For fiscal 1998, the Company had a profit of $1,439,507 as compared to a profit of $538,506 in 1997, and $648,336 in 1996. Net loans outstanding increased 26% to $122,929,105 from the 1997 year-end figure of $97,317,521. While interest expense on deposits and borrowed money in 1998 grew to $4,918,056, as opposed to $4,360,146 for year-end 1997 and $4,155,519 for year-
end 1996. Total assets at year-end 1998 were $156,907,492, a 24% increase over 1997, and a 37% increase over 1996. Stockholder equity at year-end 1998 was $12,966,729 or 8.3% of year-end assets. This compares to year-end 1997 stockholder equity of $10,403,847, and year-end 1996 stockholder equity of $9,228,420. Net income per common share-diluted for 1998 was $2.03 per share, compared to $0.88 per share for 1997 and $1.13 per share for 1996.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholders' equity (ROAE). A comparison of these ratios for the last three years is as follows:

                        ------------------------------------------------
                            1998             1997             1996
    --------------------------------------------------------------------
    ROAA                        1.02%            0.45%            0.60%
    --------------------------------------------------------------------
    ROAE                       11.78%            5.67%            7.32%
    --------------------------------------------------------------------
    Net Income          $  1,439,507     $    538,506     $    648,336
    --------------------------------------------------------------------
    Average Assets      $140,446,293     $120,729,118     $108,608,555
    --------------------------------------------------------------------
    Average Equity      $ 12,214,771     $  9,492,971     $  8,857,813
    --------------------------------------------------------------------
    Equity to Assets            0.86%            0.79%            0.82%
    --------------------------------------------------------------------
    Dividend Payout             5.42%             N/A              N/A
    --------------------------------------------------------------------

NET INTEREST INCOME

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest bearing deposits and non-interest bearing deposits. Net interest income for the last three years is as follows:

                          -------------------------------------
                             1998          1997         1996
   ------------------------------------------------------------
   Interest Income        $11,204,283   $9,691,128   $8,461,163
   ------------------------------------------------------------
   Interest Expense       $ 4,918,056   $4,360,146   $4,155,519
   ------------------------------------------------------------
   NET INTEREST INCOME    $ 6,286,227   $5,330,982   $4,305,644
   ------------------------------------------------------------

     Net interest income of $6,286,227 represented a 18% increase over 1997 and a 46% increase over 1996. This is primarily the result of the increase in loan interest income which was $9,945,556, $8,488,762, and $7,051,323 at December
31, 1998, 1997, and 1996, respectively. Investment security income increased in 1996 to $1,119,534, decreased in 1997 to $1,031,804 and decreased in 1998 to
$865,727. Federal funds sold income, typically a lower-yielding investment class, was $355,148, $137,240, and $257,766 at December 31, 1998, 1997, and
1996, respectively. For further information, refer to the Rate/Volume Information chart.

     At the same time, interest-bearing deposits increased from $85,055,755 at year-end 1996 to $92,644,084 at year-end 1997 to $115,798,941 at year-end 1998.
Interest expense on deposits and borrowed money was $4,918,056, $4,360,146, and $4,155,519 at December 31, 1998, 1997, and 1996, respectively. The major reason for the increase in deposit interest expense was due to total time deposit interest expense of $3,147,798, $2,798,560, and $2,661,881 for December 31,
1998, 1997, and 1996, respectively. For further information, refer to the Rate/Volume Information chart.

     The Company's net interest margin was 4.84% for the year ended December 31, 1998, compared to 4.79% for 1997 and 4.32% for 1996.

PROVISION FOR LOAN LOSSES

     It is the Company's practice to maintain the allowance for loan losses at a level considered by management to be adequate to provide for loan losses. There is no precise method of predicting loan losses or amounts that ultimately may be charged off on particular segments of the loan portfolio. The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgement. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including consideration of:

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

     The allowance for loan losses for year-end 1998 was $1,323,143, a 1.06% reserve of total loans outstanding. This compares to a year-end 1997 allowance of $1,013,081, a 1.03% reserve of total loans outstanding, and compares to year-end 1996 allowance of $887,803, a 1.01% reserve of total loans outstanding. The charge-offs for 1998 were $186,047 while recoveries totaled $72,097. This compares to charge-offs in 1997 of $71,588 and recoveries of $17,866, as compared to charge-offs in 1996 of $103,516 and recoveries of $44,516. Non-accruing loans totaled $782,547, $1,113,608, and $1,159,868 at December 31, 1998, 1997 and 1996, respectively. The loan loss provision for 1998 was $424,012, compared to $179,000 for 1997 and $90,000 for 1996. Management of the Bank believes that the allowance for loan losses was adequate as of December 31, 1998, in light of the significant reduction in nonaccrual loans, past loan loss experience and the continued strong economy in the Bank's market area.

     The Company and the Bank continue to be examined by the FRB, OCC (National Bank Examiners), a private loan review consultant, and a private compliance consultant.

     The most recent OCC safety and soundness examination was as of January 1999. The allowance for loan and lease losses was evaluated as part of this review. No change was recommended.

NON-INTEREST INCOME

     The total non-interest income increased from $707,363 in 1996 to $746,721 in 1997 to $959,235 in 1998. Part of the increases were a result of increased income on service charges for demand accounts as all branches obtained more checking accounts during 1998. With the branches obtaining more customers during 1998, both debit card fee income and check order fee income increased. The other major reason is the continued stringent policies on NSF charges.

NON-INTEREST EXPENSE

     Total operating expenses decreased $292,513, or 6%, to $4,569,677 for year-end 1998, compared to $4,862,190 for year-end 1997, and $3,938,297 for year-end 1996. The 1997 figure included a one-time expense for a Directors' Stock Option Plan. The Directors' Stock Option expense of $650,000 was to record the expense at the reimbursement date, based on the stock value of $15.00 per share as opposed to the option price of $10.00 per share on 130,000 options.

     The 1998 salary and benefit expense of $2,216,495 was an increase of $217,258 over the year-end 1997 figure of $1,999,237. Part of this increase was the result of annual salary adjustments and cost-of-living benefit increases. Also, during 1998, the Bank added an additional loan officer and administrative assistant. The 1997 figure of $1,999,237 was an increase of $165,033 over the year-end 1996 figure of $1,834,204, which was due primarily to staff hiring for the opening of three branches. These branches were opened for the entire years of 1996 and 1997.

     The year-end occupancy expense figure of $909,041 was an increase of $61,683 over the year-end figure of $847,358. The year-end 1996 figure was $777,524. Part of the increase in 1998 can be attributed to the annual consumer price index increases in leases for the New England Avenue branch and the main office. Also, classified under occupancy expense is computer expenses and maintenance of furniture, fixture and equipment. Depreciation expense on computer software increased from $11,696 in 1997 to $17,039 in 1998. Also, depreciation expense of computers increased from $43,154 in 1997 to $71,261 at year-end 1998. Maintenance and repair expenses of furniture, fixture, and equipment increased from $34,430 at year-end 1997 to $55,781 at year-end 1998.

     Advertising and public relation expenses increased $13,603 to $162,967 at year-end 1998. The main reason for this increase from the 1997 figure of $149,364 is the result of the Bank hiring a new marketing firm in 1998 to establish a more defined strategic marketing plan. The plan will provide the Bank and the Company with necessary marketing, advertising research, and training support needed to go forward into 1999, and years beyond.

     In 1998, legal and professional fees declined by $59,826 to $221,224 over the 1997 year-end figure of $281,050. The 1996 year-end figure was $212,527. During the last half of 1998, the Bank experienced recoveries on two large loans which included recouping all legal fees. These legal fees have been expensed during 1997 and the first part of 1998.

     Stationery and printing supplies in 1998 increased by $20,132 to a 1998 year-end figure of $79,937 from the 1997 year-end figure of $59,805. Within this expense category, there were large increases in both photocopy expenses and stationery and forms expenses.

     The data processing expense for year-end 1998 was $224,744. This is an increase of $37,379 over the year-end 1997 figure of $187,365. The year-end 1996 figure was $160,483. The main reason for this increase in expense was that the Bank replaced all computer monitors in the teller areas to become Y2K compliant.

     The 1998 other expense total of $664,500 was an increase of $48,809 from the year-end figure for 1997 of $615,611. The 1996 figure was $641,711. Also, office supplies increased by $7,721 to $21,951 at year-end 1998. Postage expense during 1998 increased by $6,314 to $61,516 at year-end 1998. Also, telephone expense during 1998 increased by $3,713 to $59,575 at year-end 1998 as the Bank continues to upgrade its communication system.

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

                                   LIQUIDITY

     Like other financial institutions, the Bank must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of the Bank's cash flow requires, in addition to cash flow from operations, the anticipation of deposit flows and loan payments. The Bank's primary sources of funds are deposit accounts, Federal Home Loan Bank ("FHLB") advances and principal and interest payments on loans.

     The Bank requires funds in the short term to finance ongoing operating expenses, pay liquidating deposits, purchase temporary investments in securities and invest in loans. The Bank funds short-term requirements through advances from the FHLB, the sale of temporary investments, deposit growth and loan principal payments. In addition, management has no plans to significantly change long-term funding requirements. The Bank requires funds in the long-term to invest in loans for its portfolio, purchase fixed assets and provide for the liquidation of deposits maturing in the future. The Bank funds its long-term requirements with proceeds from maturing loans, the sale of loans, the sale of investments in securities and deposits and the sale of real estate.

     During the year ended December 31, 1998, the Company increased its cash position by $6,925,382. The primary sources of this net cash position increase was a result of $25,974,753 in new demand deposits and certificates of deposit. In addition, the Company received $2,949,000 in advances from the FHLB and $1,215,000 in proceeds from employee stock options that were exercised. In addition, there were proceeds of $225,444 from the sale of real estate. The primary use of funds was a result of increased lending. Net new loans booked during the course of the year were $26,159,208.

     It is management's opinion that the Company's liquidity is adequate.

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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would be more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At December 31, 1998, the Bank had a total risk based capital ratio (i.e., Tier One plus Tier Two capital) of 10.10% (10.87% for the Company on a consolidated basis). The Bank and the Company are well capitalized. See Item 1 - Business -- Supervision and
                                                    --------
Regulation.

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

     For the year ended December 31, 1998, the Company saw an increase in total assets, total shareholders' equity and earnings. These are the result of a number of factors but principally the community acceptance of the branches of the Bank which opened in 1995 and 1996 and which have started to produce the desired results. In addition, improvement in the loan portfolio of the Bank and reallocation of the assets of the Bank into higher income producing loans, as compared to other investments like Federal funds sold, has benefited the Company. Earnings per share-diluted increased to $2.03 per share in 1998 from $0.88 per share in 1997 compared to $1.13 per share in 1996.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                            STATISTICAL INFORMATION

              CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE
           AND AVERAGE YIELDS EARNED AND RATES PAID -- 1998 AND 1997
          (Dollars in thousands, yields on taxable equivalent basis)

                                -------------------------------------------------------------------------
                                                1998                                1997
---------------------------------------------------------------------------------------------------------
            ASSETS               AVERAGE       INCOME      YIELD       AVERAGE      INCOME       YIELD
                                BALANCES        (1)        RATES       BALANCES       (1)        RATES
                                   (1)                                   (1)
---------------------------------------------------------------------------------------------------------
Loans                            $108,226      $ 9,945      9.19%      $ 91,662      $8,489       9.26%
---------------------------------------------------------------------------------------------------------
Investment Securities            $ 14,316      $   866      6.05%      $ 16,372      $1,032       6.30%
---------------------------------------------------------------------------------------------------------
Funds Sold                       $  6,636      $   355      5.35%      $  2,504      $  137       5.47%
---------------------------------------------------------------------------------------------------------
Interest-Bearing Deposits        $    783      $    38      4.85%      $    731      $   33       4.51%
---------------------------------------------------------------------------------------------------------
Other Short-Term Investments          -0-          -0-       -0-            -0-         -0-        -0-
---------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS             $129,961      $11,204      8.62%      $111,269      $9,691       8.71%
---------------------------------------------------------------------------------------------------------
Cash                             $  4,861          N/A       N/A       $  3,468         N/A        N/A
---------------------------------------------------------------------------------------------------------
Premises and Equipment           $  3,812          N/A       N/A       $  3,558         N/A        N/A
---------------------------------------------------------------------------------------------------------
Allowance for Loan Losses         ($1,130)         N/A       N/A          ($948)        N/A        N/A
---------------------------------------------------------------------------------------------------------
Other Assets                     $  2,942          N/A       N/A       $  3,383         N/A        N/A
---------------------------------------------------------------------------------------------------------
      TOTAL ASSETS               $140,446          N/A       N/A       $120,730         N/A        N/A
---------------------------------------------------------------------------------------------------------

                                  ----------------------------------------------------------------------
                                                1998                                  1997
--------------------------------------------------------------------------------------------------------
  LIABILITIES AND                  AVERAGE                             AVERAGE                    YIELD
   SHAREHOLDER'S                  BALANCES                   YIELD     BALANCES                   RATES
     EQUITY                         (1)        EXPENSES      RATES       (1)         EXPENSES
--------------------------------------------------------------------------------------------------------
 Interest Bearing Deposits:
--------------------------------------------------------------------------------------------------------
  NOW Accounts                   $ 11,471      $   229       2.00%     $  9,184       $  184       2.00%
--------------------------------------------------------------------------------------------------------
  Savings                        $ 24,104      $   979       4.06%     $ 19,115       $  774       4.05%
--------------------------------------------------------------------------------------------------------
  Money Market                   $  9,265      $   282       3.04%     $ 11,015       $  323       2.93%
--------------------------------------------------------------------------------------------------------
  Certificates of Deposits       $ 56,589      $ 3,148       5.56%     $ 50,657       $2,799       5.53%
--------------------------------------------------------------------------------------------------------
  Other Time                          -0-          N/A        N/A           -0-          N/A        N/A
--------------------------------------------------------------------------------------------------------
TOTAL INTEREST-                  $101,429      $ 4,638       4.57%     $ 89,971       $4,080       4.53%
 BEARING DEPOSITS
--------------------------------------------------------------------------------------------------------
Funds Purchased                  $     49      $     3       6.12%     $     23       $    1       4.35%
--------------------------------------------------------------------------------------------------------
Other Short-Term                 $  3,700      $   188       5.08%     $  3,641       $  188       5.16%
 Borrowings
--------------------------------------------------------------------------------------------------------
Long-Term Debt                   $  1,916      $    89       4.65%     $  1,214       $   91       7.50%
--------------------------------------------------------------------------------------------------------
TOTAL INTEREST-                  $  5,665      $   280       4.94%     $  4,878       $  280       5.74%
   BEARING
 LIABILITIES
--------------------------------------------------------------------------------------------------------
Demand Deposits                  $ 19,863          N/A        N/A      $ 15,420          N/A        N/A
--------------------------------------------------------------------------------------------------------
Other Liabilities                $  1,274          N/A        N/A      $    968          N/A        N/A
--------------------------------------------------------------------------------------------------------
Shareholders' Equity             $ 12,215          N/A        N/A      $  9,493          N/A        N/A
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES
     AND
 SHAREHOLDERS'
   EQUITY                        $140,446          N/A        N/A      $120,730          N/A        N/A
--------------------------------------------------------------------------------------------------------


                                                --------------------------------------------------------
                                                 1998       1997          1996         1995       1994
--------------------------------------------------------------------------------------------------------
Interest Rate Spread                              4.03%      4.11%         3.69%        3.89%      3.87%
--------------------------------------------------------------------------------------------------------
Net Interest Income (in thousands)              $6,286     $5,331        $4,306       $3,767     $3,414
--------------------------------------------------------------------------------------------------------
Net Interest Margin (2)                           4.84%      4.79%         4.32%        4.47%      4.26%
--------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------
                          YE DECEMBER 31, 1998 VS. 1997     DECEMBER 31, 1997 VS. 1996
                           INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                          ----------------------------------------------------------------
        FINAL             VOLUME       RATE       TOTAL     VOLUME       RATE      TOTAL
==========================================================================================
Interest Income
---------------
------------------------------------------------------------------------------------------
  Loans                   $1,681      $(224)     $1,457     $1,531      $ (93)     $1,438
------------------------------------------------------------------------------------------
  Investments                (86)       (80)       (166)      (136)        48         (88)
------------------------------------------------------------------------------------------
  Fed Funds Sold             212          6         218       (119)        (2)       (121)
------------------------------------------------------------------------------------------
  Interest Bearing             4          1           5          2         (1)          1
     Assets
------------------------------------------------------------------------------------------
Total Earning Assets      $1,811      $(297)     $1,514     $1,278      $ (48)     $1,230
==========================================================================================
Interest Expenses
-----------------
------------------------------------------------------------------------------------------
  Deposits                $  706      $(148)     $  558     $  243      $(116)     $  127
------------------------------------------------------------------------------------------
  Borrowings                  67        (67)        -0-         73          4          77
------------------------------------------------------------------------------------------
Total Interest Bearing    $  773      $(215)     $  558     $  316      $(112)     $  204
   Liabilities
------------------------------------------------------------------------------------------
Net Margin                $1,038      $ (82)     $  956     $  962      $  64      $1,026
------------------------------------------------------------------------------------------

                MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                    December 31, 1998 and December 31, 1997
                            (Dollars in thousands)

                                       -----------------------------------------
                                             1998                 1997
                                       -----------------------------------------
                                                  WEIGHTED              WEIGHTED
                                       CARRYING   AVERAGE    CARRYING    AVERAGE
                                        VALUE      YIELD*      VALUE      YIELD*
--------------------------------------------------------------------------------
U.S. Treasury and Other U.S.
 Government Agencies and
 Corporations:
--------------------------------------------------------------------------------
  Due In One Year Or Less              $ 5,021      5.80%    $ 7,974      5.81%
--------------------------------------------------------------------------------
  Due After One Year Through Five        8,472      5.85%      7,526      6.52%
  Years
--------------------------------------------------------------------------------
  Due After Five Years Through             -0-       -0-         -0-       -0-
  Ten Years
--------------------------------------------------------------------------------
  Due After Ten Years                      -0-       -0-         -0-       -0-
--------------------------------------------------------------------------------
           TOTAL                       $13,493      5.83%    $15,500      6.16%
--------------------------------------------------------------------------------
States and Political Subdivisions:
--------------------------------------------------------------------------------
  Due In One Year Or Less                  -0-       -0-         190      4.05%
--------------------------------------------------------------------------------
  Due After One Year Through Five          -0-       -0-         -0-       -0-
  Years
--------------------------------------------------------------------------------
  Due After Five Years Through Ten         -0-       -0-         -0-       -0-
  Years
--------------------------------------------------------------------------------
  Due After Ten Years                      -0-       -0-         -0-       -0-
--------------------------------------------------------------------------------
Other Securities                           -0-       -0-         -0-       -0-
--------------------------------------------------------------------------------
TOTAL INVESTMENT                       $13,493      5.83%    $15,690      6.28%
 SECURITIES
--------------------------------------------------------------------------------


* Weighted average yields are calculated on the basis of the carrying value of the security.

                       LOAN PORTFOLIO BY TYPES OF LOANS
                                (In thousands)

                                 ---------------------------
                                 DECEMBER 31,   DECEMBER 31,
                                     1998          1997
     -------------------------------------------------------
     COMMERCIAL:
     -------------------------------------------------------
       Secured                     $ 12,472          $11,114
     -------------------------------------------------------
       Unsecured                      2,887            4,326
     -------------------------------------------------------
     REAL ESTATE:
     -------------------------------------------------------
       Construction                  29,868           15,774
     -------------------------------------------------------
       Mortgage                      75,953           64,450
     -------------------------------------------------------
       Other Consumer Loans           3,559            3,040
     -------------------------------------------------------
     TOTAL LOANS                   $124,739          $98,704
     -------------------------------------------------------



             LOAN MATURITY AND INTEREST RATE SENSITIVITY ANALYSIS
                               December 31, 1998
                                (In thousands)

                    -------------------------------------------------------
                                REMAINING MATURITIES OF LOANS
---------------------------------------------------------------------------
LOAN MATURITY (1)    TOTAL          1 YEAR         WITHIN           AFTER 5
                                                  1-5 YEARS          YEARS
---------------------------------------------------------------------------
Commercial          $ 15,359        $11,275         $ 3,668         $   416
---------------------------------------------------------------------------
Real Estate          105,821         21,675          30,430          53,716
---------------------------------------------------------------------------
Other                  3,559          2,507           1,012              40
---------------------------------------------------------------------------
          TOTAL     $124,739        $35,457         $35,110         $54,172
---------------------------------------------------------------------------

(1)  Based upon scheduled principal payments.

                                     -------------------------------------------
                                           REMAINING MATURITIES OF LOANS
--------------------------------------------------------------------------------
   INTEREST RATE SENSITIVITY          TOTAL      1 YEAR     WITHIN      AFTER 5
                                                           1-5 YEARS     YEARS
--------------------------------------------------------------------------------
Loans With:
--------------------------------------------------------------------------------
  Predetermined Interest Rates       $ 32,052    $10,024     $15,304    $ 6,994
--------------------------------------------------------------------------------
  Floating or Adjustable             $ 92,687    $25,433     $20,128    $47,126
   Interest  Rates
--------------------------------------------------------------------------------
               TOTAL                 $124,739    $35,457     $35,162    $54,120
--------------------------------------------------------------------------------


NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

     The following table summarizes the Company's non-accrual and past due loans as of December 31 for each year indicated.

                                     ----------------------------------
                                               DECEMBER 31
     ------------------------------------------------------------------
                                       1998         1997        1996
     ------------------------------------------------------------------
     Non-accrual Loans               $782,547    $1,113,608  $1,159,868
     ------------------------------------------------------------------
     Accruing Loans Past Due 90           -0-           -0-         -0-
      Days or More
     ------------------------------------------------------------------
     Troubled Debt Restructurings    $115,217           -0-  $   11,880
     ------------------------------------------------------------------


If interest due on all non-accrual loans had been accrued at the original contract rates, interest income would have been approximately $28,536 greater for 1996, approximately $83,917 greater for 1997, and approximately $42,776 greater for 1998.

     On December 31, 1998, the Bank had ten (10) non-accrual loans totaling $782,547. The 1998 figure is a reduction of $331,061 from the 1997 year-end total of $1,113,608, and $377,321 from the 1996 year-end total of $1,159,868.
Of the 1998 figure, four (4) loans totaling $566,552 are collateralized with first mortgages. One loan secured by a first mortgage on a residence in the amount of $314,559 is in the process of foreclosure. A Summary Judgment was issued January 6,1999; however, a contract to sell the property was entered into between the owner and a third party and, as a result, the judgment has been stayed for 60 days pending closing on the contract. Another loan in the amount of $91,674 is secured by a first mortgage on a commercial building. A demand letter has been sent to the borrower. It is anticipated that this loan will be brought current during the first quarter of 1999. Another loan in the amount of $11,139 is secured by a first mortgage on a residential lot in Lake County. It is anticipated that this lot will be sold before the foreclosure process is completed.

The final first mortgage loan in the amount of $149,180 is secured by a residence. The foreclosure suit has been filed. It is anticipated that there will be minimal loss to the Bank at this time.

     There are three (3) non-accrual loans that are made to the same borrower through different entities. One non-accrual loan in the amount of $9,781 is secured by a second mortgage on a residence for an abundance of collateral. A second non-accrual loan in the amount of $54,925 is secured by a lien on an airplane. The third non-accrual loan in the amount of $9,881 is unsecured. At present, the Bank is attempting to restructure the three (3) loans with the second mortgage on the house, and the unsecured loan being brought current. At present, there are two (2) bidders desiring to purchase the airplane. It is anticipated, at this time, that there will be minimal loss to the Bank.

     There is one (1) non-accrual loan in the amount of $51,899. This loan is secured by a Small Business Administration guarantee on business assets. It is anticipated that there will be an unspecified balance charged off on this loan. There is one (1) unsecured loan in the amount of $3,372. Three (3) payments were made on this loan at year-end to bring the loan current.

     The final non-accrual loan in the amount of $86,137 is secured by a lien on a commercial boat and trailer. A suit has been filed against the guarantors of this loan, but the suit has been stayed since the guarantors have brought the loan current.

     As of December 31, 1998, there were three (3) loans which have been restructured totaling $115,217. Two (2) of these loans totaling $83,503 were paid off during January 1999. The final loan in the amount of $31,714 was brought current before the end of the year and is currently being handled in a proper manner.

     The following table, entitled Analysis of the Allowance for Loan Losses, summarizes the Bank's allowance for loan losses as of December 31, 1998.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------
                                                 YEAR        YEAR       YEAR
                                                 ENDED       ENDED      ENDED
                                                12/31/98    12/31/97  12/31/96
-------------------------------------------------------------------------------
Balance at beginning of period                $1,013,081  $  887,803   $856,803
-------------------------------------------------------------------------------
Charge-offs
-------------------------------------------------------------------------------
     Domestic:
-------------------------------------------------------------------------------
          Commercial                             104,790      63,064    101,387
-------------------------------------------------------------------------------
          Real estate -- construction                -0-         -0-        -0-
-------------------------------------------------------------------------------
          Real estate -- mortgage                    -0-         -0-        -0-
-------------------------------------------------------------------------------
          Installment loans to individuals        81,257       8,524      2,129
-------------------------------------------------------------------------------
Recoveries:
-------------------------------------------------------------------------------
     Domestic:
-------------------------------------------------------------------------------
          Commercial                              72,097      17,866     44,516
-------------------------------------------------------------------------------
          Real estate -- construction                -0-         -0-        -0-
-------------------------------------------------------------------------------
          Real estate -- mortgage                    -0-         -0-        -0-
-------------------------------------------------------------------------------
          Installment loans to individuals           -0-         -0-        -0-
-------------------------------------------------------------------------------
Additions charged to operations                  424,012     179,000     90,000
-------------------------------------------------------------------------------
Balance at end of period                      $1,323,143  $1,013,081   $887,803
-------------------------------------------------------------------------------

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                      ----------------------------------------------------------
                                1998                            1997
                      ----------------------------------------------------------
                                       PERCENT
                                          OF                          PERCENT OF
                                      ESTIMATED                        ESTIMATED
                                       LOANS IN                        LOANS IN
                                         EACH                            EACH
  BALANCE AT                           CATEGORY                        CATEGORY
  DECEMBER 31,                         TO TOTAL                        TO TOTAL
 APPLICABLE TO          AMOUNT          LOANS            AMOUNT         LOANS
--------------------------------------------------------------------------------
Commercial            $  729,510         55.47%       $  716,552        70.73%
--------------------------------------------------------------------------------
Real Estate              541,027         40.53%          243,444        24.03%
--------------------------------------------------------------------------------
Consumer                  52,606          4.00%           53,085         5.24%
--------------------------------------------------------------------------------
  ACTUAL TOTAL        $1,323,143        100.00%       $1,013,081       100.00%
--------------------------------------------------------------------------------

     The Company segregates the loan portfolio for loan loss purposes into the following broad segments such as: commercial real estate; residential real estate; commercial business; and consumer loan. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

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


                COMPOSITION OF DEPOSITS FOR 1998, 1997 AND 1996
                             (Dollars in thousands)


                              1998                           1997
                  ------------------------------------------------------------
                              % OF    AVERAGE                % OF    AVERAGE
                  AVERAGES   TOTAL   RATE PAID    AVERAGES   TOTAL  RATE PAID
                  ------------------------------------------------------------
Demand            $ 19,863   16.37%      -0-      $ 15,420   14.63%     -0-
------------------------------------------------------------------------------
NOW               $ 11,471    9.46%     2.99%     $  9,184    8.71%    2.00%
------------------------------------------------------------------------------
Savings           $ 24,104   19.87%     4.00%     $ 19,115   18.13%    4.00%
------------------------------------------------------------------------------
Money
Market            $  9,265    7.64%     2.75%     $ 11,015   10.45%    2.75%
------------------------------------------------------------------------------
Certificate
of Deposit        $ 56,589   46.66%     5.45%     $ 50,657   48.08%    5.40%
------------------------------------------------------------------------------
TOTAL             $121,292  100.00%     3.73%     $105,391  100.00%    3.79%
------------------------------------------------------------------------------

                              1996
                  ----------------------------
                              % OF    AVERAGE
                  AVERAGES    TOTAL  RATE PAID
                  ----------------------------
Demand            $12,314    12.88%      -0-
----------------------------------------------
NOW               $ 7,565     7.90%     2.00%
----------------------------------------------
Savings           $15,088    15.76%     4.00%
----------------------------------------------
Money
 Market           $14,953    15.62%     2.75%
----------------------------------------------
Certificate
 of Deposit       $45,799    47.84%     4.41%
----------------------------------------------
TOTAL             $95,719   100.00%     3.90%
----------------------------------------------

                    MATURITY OF CDS AND OTHER TIME DEPOSITS
                        IN AMOUNTS OF $100,000 OR MORE
                              December 31,  1998
                                (In thousands)

     ------------------------------------------------------
          MONTHS TO        CD'S     DOMESTIC    OTHER TIME
          MATURITY                  DEPOSITS       TOTAL
     ------------------------------------------------------
      3 Or less           $32,152          0       $32,152
     ------------------------------------------------------
      Over 3 through 12   $ 7,647          0       $ 7,647
     ------------------------------------------------------
      Over 12             $   907          0       $   907
     ------------------------------------------------------
        TOTAL             $40,706          0       $40,706
     ------------------------------------------------------

YEAR 2000 (Y2K)

     The Bank is aware of the potential risks involved in its technology-guided equipment that has been identified by the coming of the year 2000 ("Y2K") The Board of Directors has been proactive in appointing a committee and coordinator, approving a budget and contingency plan for the Y2K. The Board of Directors monitors the Bank's Y2K progress on a monthly basis.

     The Bank does not write its own software or perform programming. Instead, it uses the services of M&I Data Services, Inc. ("M&I") for customer item processing, CORE application, ATM services, voice response unit, and other related Bank services. The other direct software link is with Independent Bankers' Bank of Florida, a correspondence bank for customer wire transfers and federal funds transfers. Both of these entities have provided the Bank with adequate responses to the Bank's inquiries as to the status of their Y2K plans. Ongoing monitoring will continue until all pieces are in place.

     The Bank's Y2K Action Plan consists of five phases: awareness, assessment, renovation, validation and implementation.

     The awareness phase defines the Y2K problem and commits the necessary resources to perform the required compliance responsibilities. The Bank has successfully concluded the awareness phase.

     The assessment phase requires the Bank to determine the size and complexity of potential problems. This phase has been completed.

     The renovation phase includes software, hardware enhancements, upgrades or replacements as deemed necessary for Y2K readiness. The Bank has replaced all computer hardware that was evaluated as impossible to enhance or upgrade to become Y2K compliant. Computer software has been enhanced or replaced as necessary.

     The validation phase involves testing the renovated or replaced hardware and software components for Y2K readiness. The Bank is in this validation stage and will continue until all components are deemed compliant.

     The final stage of implementation is the certification of the validation of Y2K compliancy and the use of the validated resources. As the Bank completes various stages of the validation stage, the implementation stage will be completed.

     Through the various phases mentioned above, the Bank has identified that power, telephone, and CORE application are the components that are "mission critical" to the operation of the Bank and the standards it has set. The Board of Directors has approved a contingency plan for each mission critical component. These contingency plans are in line with the Bank's established disaster contingency plan, and management is confident of their performance.

     The Board of Directors has approved a Y2K budget as prepared by the Y2K committee in the approximate amount of $70,000. Any substantive increases the committee deems necessary will be submitted to the Board of Directors for approval.

     The Bank's regulatory agency, the OCC, has frequently visited or telephoned the Bank's committee coordinator for continual oversight of the Bank's progress in the Y2K compliancy. The FRB and the Office of Thrift Supervision review the progress of M&I for assurance that M&I is progressing satisfactorily with M&I's Y2K action plan.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

     The adoption of this standard did not have a significant impact on the consolidated financial statements.

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

SFAS No. 134

     In October 1998, the FASB issued Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that, after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed security as a trading security. The statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this standard to have any impact on its consolidated financial statements.

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

INTEREST RATE RISK MEASUREMENT

     One method of measuring interest rate risk is to determine the earnings-at-risk for a given change in interest rates. The impact on value (earnings) is significant because reduced earnings will affect capital. The simulation model presents the results of the estimated change to net interest income at current rates, and at hypothetical higher and lower interest rates at one percent intervals, over a period of twelve months. The change in interest rates does not necessarily represent an immediate or parallel shift. The interest income and expense numbers are calculated based on the December 31, 1998 balance sheet contractual maturity and repricing data. Included in the simulation analysis is the anticipated balance sheet assumptions and pricing strategies for each interest rate environment.

ECONOMIC VALUE OF EQUITY

     The interest rate risk ("IRR") component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its economic value of equity ("EVE") to changes in interest rates. An institution's EVE is calculated as the net discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR component is measured as the change in the ratio of EVE to the net present value of total assets as a result of a hypothetical 200 basis point change in market interest rates. A resulting decline in this ratio of more than 2% of the estimated present value of an institution's total assets prior to the hypothetical 200 basis point change will require the institution to deduct form its regulatory capital 50% of that excess decline.

     The following table presents the Bank's ratio of EVE to the present value of total assets as of December 31, 1998.

--------------------------------------------------------------------------------
    CHANGE IN        PRESENT VALUE                           CHANGE IN EQUITY
                                                        ------------------------
 INTEREST RATES     OF TOTAL ASSETS
 (IN BASIS POINTS)     ($000)            EVE            $ CHANGE       % CHANGE
--------------------------------------------------------------------------------
             +200           152,773         9,157        ($2,784)       -23.31%
--------------------------------------------------------------------------------
             +100           154,452        10,746        ($1,195)       -10.01%
--------------------------------------------------------------------------------
           Static           156,452        12,330       $    389          3.26%
--------------------------------------------------------------------------------
             -100           158,281        13,907       $  1,966         16.47%
--------------------------------------------------------------------------------
             -200           160,102        15,477       $  3,536         29.61%
--------------------------------------------------------------------------------

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

KPMG


                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                       Consolidated Financial Statements

                 Years ended December 31, 1998, 1997 and 1996

                  (With Independent Auditors' Report Thereon)

KPMG
          111 North Orange Avenue, Suite 1600
          P.O. Box 3031
          Orlando, FL 32802



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Commerce National Corporation
  and Subsidiary:


We have audited the accompanying consolidated balance sheets of Commerce National Corporation and subsidiary as of December 31, 1998 and 1997, the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce National Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                        /s/ KPMG LLP

February 4, 1999
Orlando, FL

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                          Consolidated Balance Sheets

                          December 31, 1998 and 1997


                   ASSETS                                                           1998                   1997
                                                                             -----------------       ----------------
Cash and due from banks                                                      $      5,221,144              6,095,762
Federal funds sold                                                                  8,100,000                300,000
Investment securities available for sale                                           13,492,660             15,499,777
Investment securities held to maturity (estimated market
    value of $190,454 in 1997)                                                            --                 190,000
Loans, less allowance for loan losses of $1,323,143
    for 1998 and $1,013,081 for 1997                                              122,929,105             97,317,521
Accrued interest receivable                                                           813,736                748,897
Premises and equipment, net                                                         3,698,955              3,925,251
Other real estate owned                                                                   --                 251,622
Federal Reserve Bank stock, at cost                                                   178,500                171,000
Federal Home Loan Bank stock, at cost                                                 378,600                341,300
Deferred income taxes, net                                                            458,990                401,545
Prepaid expenses and other assets                                                     168,470                 85,301
Executive supplemental income plan - cash surrender value
    life insurance policies                                                         1,467,332              1,302,706
                                                                             -----------------       ----------------
                   Total assets                                              $    156,907,492            126,630,682
                                                                             =================       ================


See accompanying notes to consolidated financial statements.

            LIABILITIES AND SHAREHOLDERS' EQUITY                                       1998                 1997
                                                                                ------------------   -----------------
Deposits:
    Noninterest bearing                                                      $      21,301,512          18,481,616
    Interest bearing                                                               115,798,941          92,644,084
                                                                                ---------------      -----------------
            Total deposits                                                         137,100,453         111,125,700

Federal Home Loan Bank advances                                                      4,125,534           1,176,534
Other borrowed funds                                                                 2,189,251           3,455,470
Accrued interest payable                                                               191,744             133,134
Accounts payable and other liabilities                                                 333,781             335,997
                                                                                ---------------      --------------
            Total liabilities                                                      143,940,763         116,226,835
                                                                                ---------------      --------------


Shareholders' equity:
    Common stock, $.10 par value per share. Authorized
      1,000,000 shares; 742,819 and 618,035 shares issued,
      721,019 and 596,235 shares outstanding at December 31,
      1998 and 1997                                                                     74,282              61,804
    Additional paid-in capital                                                       7,927,804           6,721,129
    Retained earnings                                                                5,182,057           3,808,136
    Treasury stock, at cost (21,800 shares at December 31, 1998
      and 1997)                                                                       (208,640)           (208,640)
    Accumulated other comprehensive income                                              (8,774)             21,418
                                                                                ---------------      --------------
            Total shareholders' equity                                              12,966,729          10,403,847

Commitments and contingencies
                                                                                ---------------      --------------
            Total liabilities and shareholders' equity                       $     156,907,492         126,630,682
                                                                                ===============      ==============

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Operations
    For each of the years in the three-year period ended December 31, 1998


                                                                     1998                1997               1996
                                                            ------------------  -----------------  ------------------
Interest income:
    Loans                                                   $       9,945,556          8,488,762           7,051,323
    Investment securities held to maturity and
       investments securities available for sale                      865,727          1,031,804           1,119,534
    Federal funds sold                                                355,148            137,240             257,766
    Other                                                              37,852             33,322              32,540
                                                            ------------------  -----------------  ------------------
          Total interest income                                    11,204,283          9,691,128           8,461,163
Interest expense:
    Deposits and other borrowed money                               4,918,056          4,360,146           4,155,519
                                                            ------------------  -----------------  ------------------
          Net interest income                                       6,286,227          5,330,982           4,305,644
Provision for loan losses                                             424,012            179,000              90,000
                                                            ------------------  -----------------  ------------------

          Net interest income after provision
             for loan losses                                        5,862,215          5,151,982           4,215,644
                                                            ------------------  -----------------  ------------------

Other income, primarily customer service fees                         959,235            746,721             707,363
                                                            ------------------  -----------------  ------------------

Other expenses:
    Salaries and benefits                                           2,216,495          1,999,237           1,834,204
    Directors stock option plan                                           --             650,000                 --
    Occupancy expense                                                 909,041            847,358             777,524
    Advertising and public relations                                  162,967            149,364              92,639
    Legal and professional fees                                       221,224            281,050             212,527
    Stationery and printing supplies                                   79,937             59,805             111,562
    Data processing expense                                           224,744            187,365             160,483
    Insurance                                                          58,696             65,713              52,546
    Loss on sale of other real estate owned                            32,073              6,687              55,101
    Other expenses                                                    664,500            615,611             641,711
                                                            ------------------  -----------------  ------------------

                                                                    4,569,677          4,862,190           3,938,297
                                                            ------------------  -----------------  ------------------

          Net operating income                                      2,251,773          1,036,513             984,710
    Income tax expense                                                812,266            498,007             336,374
                                                            ==================  =================  ==================
          Net income                                        $       1,439,507            538,506             648,336
                                                            ==================  =================  ==================


Basic earnings per share                                    $            2.03               0.90                1.13
                                                            ==================  =================  ==================

Diluted earnings per share                                  $            2.03               0.88                1.13
                                                            ==================  =================  ==================

Dividends paid per share                                    $            0.11             --                  --
                                                            ==================  =================  ==================

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Consolidated Statements of Shareholders' Equity and Comprehensive Income
    For each of the years in the three-year period ended December 31, 1998

                                                                                                  ACCUMULATED
                                                              ADDITIONAL               TREASURY      OTHER
                                                   COMMON      PAID-IN     RETAINED     STOCK,    COMPREHENSIVE    COMPREHENSIVE
                                                    STOCK      CAPITAL     EARNINGS     AT COST       INCOME          INCOME
                                                  ---------  -----------  ----------  ----------  -------------    -------------
Balances, December 31, 1995                       $  54,537    5,350,342   2,621,294    (208,640)       116,441

Employee stock options exercised                      7,222      714,968          --          --             --

Comprehensive income:
   Net income                                            --           --     648,336          --             --          648,336
   Other comprehensive income, net of tax
       unrealized loss on securities                     --           --          --          --        (76,080)         (76,080)
                                                                                                                   -------------
Comprehensive income                                                                                               $     572,256
                                                                                                                   =============

                                                  ---------  -----------  ----------  ----------  -------------
Balances, December 31, 1996                          61,759    6,065,310   3,269,630    (208,640)        40,361

Directors stock option plan                              --      650,000          --          --             --

Sale of common stock                                     45        5,819          --          --             --

Comprehensive income:
   Net income                                            --           --     538,506          --             --          538,506
   Other comprehensive income, net of tax
       unrealized loss on securities                     --           --          --          --        (18,943)         (18,943)
                                                                                                                   -------------
Comprehensive income                                                                                               $     519,563
                                                                                                                   =============

                                                  ---------  -----------  ----------  ----------  -------------
Balances, December 31, 1997                          61,804    6,721,129   3,808,136    (208,640)        21,418

Directors stock options exercised                    12,451    1,202,549          --          --             --

Sale of common stock                                     27        4,126          --          --             --

Dividends paid                                           --           --     (65,586)         --             --

Comprehensive income:
   Net income                                            --           --   1,439,507          --             --        1,439,507
   Other comprehensive income, net of tax
       unrealized loss on securities                     --           --          --          --        (30,192)         (30,192)
                                                                                                                   -------------
Comprehensive income                                                                                               $   1,409,315
                                                                                                                   =============

                                                  ---------  -----------  ----------  ----------  -------------
Balances, December 31, 1998                       $  74,282    7,927,804   5,182,057    (208,640)        (8,774)
                                                  =========  ===========  ==========  ==========  =============

                                                       TOTAL
                                                    SHAREHOLDERS'
                                                       EQUITY
                                                    -------------
Balances, December 31, 1995                             7,933,974

Employee stock options exercised                          722,190

Comprehensive income:
   Net income                                             648,336
   Other comprehensive income, net of tax
       unrealized loss on securities                      (76,080)

Comprehensive income
                                                    -------------
Balances, December 31, 1996                             9,228,420

Directors stock option plan                               650,000

Sale of common stock                                        5,864

Comprehensive income:
   Net income                                             538,506
   Other comprehensive income, net of tax
       unrealized loss on securities                      (18,943)

Comprehensive income

                                                    -------------
Balances, December 31, 1997                            10,403,847

Directors stock options exercised                       1,215,000

Sale of common stock                                        4,153

Dividends paid                                            (65,586)

Comprehensive income:
   Net income                                           1,439,507
   Other comprehensive income, net of tax
       unrealized loss on securities                      (30,192)

Comprehensive income

                                                    -------------
Balances, December 31, 1998                            12,966,729
                                                    =============


See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

    For each of the years in the three-year period ended December 31, 1998

                                                                1998             1997             1996
                                                            ------------     ------------     ------------
Cash flows provided by operating activities:
    Net income                                              $  1,439,507          538,506          648,336
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation of premises and equipment                 310,388          306,327          256,682
          Deferred income taxes                                  (39,280)        (147,901)         (28,582)
          Net amortization of premiums and
            accretion of discounts on investment
            securities held to maturity and
            investment securities available for sale             (22,119)         (64,937)         (23,973)
          Provision for loan losses                              424,012          179,000           90,000
          Deferred loan origination fees                         113,417           25,635          121,615
          Loss on sale of other real estate owned                 32,073            6,687           55,101
          Writedown to fair value on other real
            estate owned                                              --               --           26,829
          Provision for other real estate owned                       --               --            7,080
          Executive supplemental income plan -
            additional cash surrender value                      (64,626)         (63,897)         (67,709)
          Cash provided by (used in) changes in:
            Accrued interest receivable                          (64,839)         (25,568)         (90,393)
            Prepaid expenses and other assets                    (83,169)          28,997           35,103
            Accrued interest payable                              58,610           (3,142)         (69,755)
            Accounts payable and other liabilities                (2,216)          87,930           26,403
                                                            ------------     ------------     ------------
               Net cash provided by operating activities       2,101,758          867,637          986,737
                                                            ------------     ------------     ------------

Cash flows provided by (used in) investing activities:
    Loans (net of collections)                               (26,159,208)     (11,037,444)     (20,802,136)
    Purchases of investment securities available
       for sale                                              (11,519,121)      (7,500,815)      (7,899,762)
    Proceeds from maturity of investment securities
       held to maturity                                          190,000               --        2,500,000
    Proceeds from maturity of investment securities
       available for sale                                      7,000,000        7,000,000        3,000,000
    Proceeds from called investment securities
       available for sale                                      6,500,000        1,000,000        1,000,000
    Purchase of cash surrender value life insurance
       policies to fund executive supplemental income           (100,000)              --               --
    Purchase of Federal Home Loan Bank Stock                     (37,300)         (41,300)
    Proceeds from sale of Federal Home Loan
       Bank stock                                                     --               --          107,200
    Purchase of Federal Reserve Bank stock                        (7,500)         (21,000)              --
    Purchase of premises and equipment                           (84,092)        (279,703)        (272,069)
    Proceeds from refinancing of other real
       estate owned                                                4,300               --               --
    Proceeds from the sale of other real estate owned            225,444          358,372          401,048
                                                            ------------     ------------     ------------
               Net cash used in investing activities         (23,987,477)     (10,521,890)     (21,965,719)
                                                            ------------     ------------     ------------

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

    For each of the years in the three-year period ended December 31, 1998

                                                                               1998             1997             1996
                                                                           ------------     ------------     ------------
Cash flows provided by financing activities:
    Net increase in demand deposits, NOW accounts
       and passbook savings accounts                                         12,194,941        7,819,123        7,906,958
    Net increase in certificates of deposit                                  13,779,812        2,262,307        3,794,533
    Federal funds purchased                                                          --               --               --
    Principal repayments on mortgage notes payable                              (28,120)         (25,949)         (23,917)
    Increase (decrease) in repurchase agreements                             (1,238,099)         495,131        1,615,261
    Proceeds (repayments) on Federal Home Loan
       Bank borrowings                                                        2,949,000          (46,113)         (43,448)
    Directors stock option plan                                                      --          650,000               --
    Shareholder dividends paid                                                  (65,586)              --               --
    Proceeds from employee stock options exercised                            1,215,000               --          722,190
    Proceeds from sale of common stock                                            4,153            5,864               --
                                                                           ------------     ------------     ------------
               Net cash provided by financing activities                     28,811,101       11,160,363       13,971,577
                                                                           ------------     ------------     ------------

               Net increase (decrease) in cash and cash
                  equivalents                                                 6,925,382        1,506,110       (7,007,405)

Cash and cash equivalents at the beginning
    of the year                                                               6,395,762        4,889,652       11,897,057
                                                                           ------------     ------------     ------------
Cash and cash equivalents at the end of  the year                          $ 13,321,144        6,395,762        4,889,652
                                                                           ============     ============     ============

Cash paid during the year for:
    Interest                                                               $  4,859,446        4,363,288        4,225,274
                                                                           ============     ============     ============
    Taxes                                                                  $    806,798          622,080          353,685
                                                                           ============     ============     ============

Supplemental disclosures of non-cash transactions:
    Transfer of other real estate owned to premises
       and equipment                                                       $         --          450,000               --
                                                                           ============     ============     ============
    Financing of other real estate owned                                   $     38,700           25,058               --
                                                                           ============     ============     ============
    Transfer of loans to other real estate owned                           $     44,447           73,334          706,318
                                                                           ============     ============     ============

    Market value adjustment - investment securities available for sale:
          Market value adjustment - investments                            $    (14,016)          34,341           64,711
          Deferred income tax liability                                          (5,242)          12,923           24,350
                                                                           ------------     ------------     ------------

               Unrealized gain on investments
                    available for sale, net                                $     (8,774)          21,418           40,361
                                                                           ============     ============     ============

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998



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

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998



     (E)  LOANS

          Loans receivable are reported at their outstanding unpaid principal balance reduced by any charge-offs or specific valuation accounts, net of any deferred fees on originated loans.

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

                               December 31, 1998


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

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998



     (I)  COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board established Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This Statement requires that an enterprise classify items or other comprehensive income by nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a consolidated balance sheet.

          The Company adopted this Statement effective January 1, 1998 and restated prior year financial statements to reflect the adoption. The Company's other comprehensive income is the unrealized gain (loss) on investment securities available for sale.

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

     (K)  DERIVATIVE INSTRUMENTS

          The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined in Statement of Financial Accounting Standards No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" except for fixed rate loan commitments which the Company believes are at market value at December 31, 1998.

     (L)  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

          In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision make in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the Statement effective January 1, 1998, however, the Company has only one reportable segment.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998



          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities". This Statement, which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. This Statement sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of the Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

          In October 1998, the FASB issued Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this Statement to have any impact on its consolidated financial statements.

     (M)  USE OF ESTIMATES

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


(2)  RESTRICTIONS ON CASH

     The Company is required to maintain reserve balances in accordance with Federal Reserve Bank requirements. At December 31, 1998 and 1997, these reserve balances were $709,000 and $556,000, respectively.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998



(3) INVESTMENT SECURITIES HELD TO MATURITY AND INVESTMENT SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market values of investment securities held to maturity and available for sale at December 31, 1998 and 1997 are as follows:

     INVESTMENT SECURITIES HELD TO MATURITY:

                                         GROSS           GROSS        ESTIMATED
                        AMORITZED      UNREALIZED      UNREALIZED       MARKET
                          COST           GAINS           LOSSES         VALUE
                      -------------  --------------  --------------  -----------
     1997:
        Municipals    $     190,000             454            --       190,454
                      =============  ==============  ==============  ===========

     INVESTMENT SECURITIES AVAILABLE FOR SALE:

                                         GROSS           GROSS        ESTIMATED
                        AMORITZED      UNREALIZED      UNREALIZED       MARKET
                          COST           GAINS           LOSSES         VALUE
                      -------------  --------------  --------------  -----------
     1998:
        Municipals    $  13,506,676          40,984          55,000   13,492,660
                      =============  ==============  ==============  ===========

     1997:
        Municipals    $  15,465,436          43,415           9,074   15,499,777
                      =============  ==============  ==============  ===========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998

     The amortized cost and estimated market value of investment securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            ESTIMATED
                                                     AMORTIZED COST       MARKET VALUE
                                                   ----------------       ------------
     Investment securities available for sale:
       Due within one year                           $   5,007,095           5,020,939
       Due after one year through five years             8,499,581           8,471,721
                                                     -------------        ------------
                                                     $  13,506,676          13,492,660
                                                     =============        ============

     At December 31, 1998 and 1997 investment securities with a book value of $503,750 and $496,214 were pledged to collateralize the treasury tax and loan account, respectively.

(4)  LOANS

     Major categories of loans included in the loan portfolio at December 31, 1998 and 1997 are:

                                                           1998                1997
                                                      -------------        -------------
     Commercial - secured                             $  12,471,553          11,113,710
     Commercial - unsecured                               2,886,847           4,326,247
     Real estate, primarily commercial                  105,820,828          80,223,450
     Other (installments and overdrafts)                  3,559,619           3,040,377
                                                      -------------        ------------

                                                        124,738,847          98,703,784
     Less:
              Allowance for loan losses                  (1,323,143)         (1,013,081)
              Deferred loan origination fees, net          (486,599)           (373,182)
                                                      --------------       ------------

                                                      $ 122,929,105          97,317,521
                                                      =============        ============

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998


     Certain principal shareholders, directors and employees and their related interest were indebted to the Bank as summarized below:

                                             1998               1997
                                         -------------      ------------
     Balance, beginning of year          $  12,996,264        12,717,857
     Additional new loans                    3,068,704         2,589,693
     Repayments on outstanding loans        (7,162,501)       (2,311,286)
                                         -------------      ------------
                                         $   8,902,467        12,996,264
                                         =============      ============

     All such loans were made in the ordinary course of business. At December 31, 1998 and 1997, principal shareholders, directors and employees of the Company and their related interests had $3,359,124 and $1,240,272, respectively, available in lines of credit and commitments.

     The recorded investment in impaired loans and the related allowance for loan losses at December 31, 1998 and 1997 were $1,207,759 and $110,380 and $1,168,036 and $37,912, respectively. The average recorded investment in impaired loans during 1998 and 1997 was $1,187,898 and $1,163,952, respectively. Interest income recognized in impaired loans during 1998 and 1997 was $-0-.

     Changes in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                   1998            1997           1996
                                                ----------      ----------     ----------
            Balance, beginning of year           $ 1,013,081       887,803        856,803
            Provisions charged to operations         424,012       179,000         90,000
            Charge offs:
                   Real estate loans                      --            --            --
                   Installment loans                 (81,257)       (8,524)       (2,129)
                   Commercial loans                 (104,790)      (63,064)     (101,387)
            Recoveries:
                   Real estate loans                      --            --            --
                   Installment loans                      --            --            --
                   Commercial loans                   72,097        17,866        44,516
                                                 -----------    ----------     ---------
            Balance, end of year                 $ 1,323,143     1,013,081       887,803
                                                 ===========    ==========     =========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998


     At December 31, 1998 and 1997, nonaccrual loans were $782,547 and $1,113,608, respectively. If interest due on all nonaccrual loans had been accrued at the original contract rates, estimated interest income would have been increased by $42,776 in 1998, $83,917 in 1997 and $28,536 in
     1996.

(5)  PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1998 and 1997 follows:

                                                    1998              1997
                                               -------------     -------------
          Land and land improvements           $   1,949,971         1,949,971
          Furniture, fixtures and equipment        1,907,258         1,823,166
          Bank buildings                           1,137,669         1,137,669
          Leasehold improvements                     228,796           228,796
                                               -------------     -------------

                                                   5,223,694         5,139,602
          Less accumulated depreciation           (1,524,739)       (1,214,351)
                                               -------------     -------------
                                               $   3,698,955         3,925,251
                                               =============     =============

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

                               December 31, 1998




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

DEPOSITS - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1998 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS - Fair values of Federal Home Loan Bank advances and other borrowings are estimated using discounted cash flow analysis based on the Company's current borrowing rates for similar types of borrowing arrangements. The carrying amount of the repurchase agreements approximate their fair value.

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

                               December 31, 1998


The following tables present the carrying amounts and estimated fair values of the Company's financial instruments.

                                                                   DECEMBER 31, 1998
                                                            ------------------------------
                                                             CARRYING AMOUNT    FAIR VALUE
                                                            ----------------    ----------
     Financial assets:
               Cash and due from banks and federal
                    funds sold                              $      13,321,144   13,321,144
               Investment securities available for sale            13,492,660   13,492,660
               Loans (carrying amount less allowance
                    for loan losses of $1,323,143)                122,929,105  123,233,682

     Financial liabilities:
               Deposits:
                    Without stated maturities               $      73,922,966   73,922,966
                    With stated maturities                         63,177,487   62,395,096
               Federal Home Loan Bank advances                      4,125,534    4,125,534
               Other borrowings                                     2,189,251    2,187,626

     Commitments:
               Letter of credit                             $              --           --
               Loan commitments                                            --           --

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998


                                                              DECEMBER 31, 1997
                                                       ---------------------------------
                                                        CARRYING AMOUNT    FAIR VALUE
                                                       ----------------  ---------------
     Financial assets:
          Cash and due from banks and federal
               funds sold                              $      6,395,762        6,395,762
          Investment securities available for sale           15,499,777       15,499,777
          Investment securities held to maturity                190,000          190,454
          Loans (carrying amount less allowance
               for loan losses of $1,013,081)                97,317,521       97,516,658

     Financial liabilities:
          Deposits:
               Without stated maturities               $     61,728,025       61,728,025
               With stated maturities                        49,397,675       48,766,992
          Federal Home Loan Bank advances                     1,176,534        1,176,534
          Other borrowings                                    3,455,470        3,432,081

     Commitments:
          Letter of credit                             $             --               --
          Loan commitments                                           --               --

The carrying amounts shown in the tables are included in the consolidated balance sheets under the indicated captions.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998

(7)  DEPOSITS

     A detail of deposits at December 31, 1998 and 1997 follows:

                                                    1998           1997
                                               --------------  ------------
       Noninterest-bearing demand deposits     $   21,301,512   18,481,616
       Interest-bearing:
         NOW accounts                              17,555,353   11,784,328
         Money market                               9,254,044    8,865,311
         Savings accounts                          25,812,057   22,596,770
         Time accounts less than $100,000          22,471,157   19,905,866
         Time accounts greater than $100,000       40,706,330   29,491,809
                                               --------------  ------------

                                               $  137,100,453  111,125,700
                                               ==============  ============

     Included in interest-bearing deposits are certificates of deposit issued in amounts of $100,000 or more which have remaining maturities at December 31, 1998 and 1997 as follows:

                                                    1998           1997
                                               -------------   -----------
       Three months or less                    $  32,151,951    23,954,183
       Three through twelve months                 7,647,112     4,921,535
       Over one year                                 907,267       616,091
                                               -------------   -----------

                                               $  40,706,330    29,491,809
                                               =============   ===========

     A summary of interest expense on deposits and other borrowed money is as follows:

                                                1998        1997        1996
                                             -----------  ---------  ---------
       Time deposits of $100,000 or greater  $ 1,863,450  1,599,542  1,486,139
       Time deposits less than $100,000        1,284,348  1,199,018  1,175,742
       Interest-bearing demand deposits          511,261    507,149    658,742
       Savings deposits                          978,846    774,011    631,850
       Interest on borrowings                    280,151    280,426    203,046
                                             -----------  ---------  ---------

       Interest on deposits and other
          borrowed money                     $ 4,918,056  4,360,146  4,155,519
                                             ===========  =========  =========

                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               December 31, 1998


     The Company had deposits from principal shareholders, directors and employees and their related interests of approximately $21,345,867 and $18,737,571 at December 31, 1998 and 1997, respectively. There were no brokered deposits outstanding at year end.


(8)  FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank advances at December 31, 1998 and 1997, are summarized as follows:

                                                                  1998        1997
                                                              ------------  ----------
       Advances from the Federal Home Loan Bank (interest
         rates ranging from 4.94% to 8.18% and 6.32% to
         8.18% at December 31, 1998 and 1997, respectively)   $  4,125,534   1,176,534
                                                              ============  ==========

     Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by first mortgage loans in the amount of $8,292,200 and $2,244,278 respectively. Advances at December 31, 1998 have calendar-year maturity dates as follows:

                    1999                     $    50,450
                    2000                          55,000
                    2001                          60,500
                    2002                         108,200
                    2003                         360,600
                    Thereafter                 3,490,784
                                             -----------

                                             $ 4,125,534
                                             ===========

     In addition, the advances are secured by Federal Home Loan Bank stock valued at $378,600 on December 31, 1998.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998

(9)  OTHER BORROWED FUNDS

     Other borrowed funds consist of the following:

                                                          DECEMBER 31,
                                      ---------------------------------------------------
                                                1998                       1997
                                      ---------------------------------------------------
                                                     WEIGHTED                   WEIGHTED
                                                     AVERAGE                    AVERAGE
                                         AMOUNT       RATE          AMOUNT        RATE
                                      ------------  -----------  ------------  ----------
Short-term borrowings:
 Repurchase agreements secured
  by U.S. Treasury securities with
  market values of $1,917,182
  and $3,151,678 as of December
  31, 1998 and 1997,
  respectively, repurchase dates
  in January 1999 and 1998             $ 1,918,807        4.58%   $ 3,156,906       4.85%
                                      ------------  -----------  ------------  ----------

     Total short-term borrowings         1,918,807        4.58%     3,156,906       4.85%
                                      ------------  -----------  ------------  ----------

Long-term borrowings:
 Mortgage note payable with
  monthly installments of $2,000,
  including interest at 8%,
  maturing October 2002 and
  secured by real estate with a
  book value of $400,000                    78,799        8.00%        95,658       8.00%

Mortgage note payable with
 monthly installments of $650,
 including interest at 8%,
 maturing November 1999 and
 secured by real estate with a
 book value of $65,000                      52,193        8.00%        55,665       8.00%


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998

                                                       DECEMBER 31,
                                    ----------------------------------------------------
                                              1998                    1997
                                    ----------------------------------------------------
                                                    WEIGHTED                   WEIGHTED
                                                    AVERAGE                    AVERAGE
                                        AMOUNT       RATE         AMOUNT         RATE
                                    ------------  -----------   -----------   ----------
Mortgage note payable with
 monthly installments of $1,607,
 including interest at 8%,
 maturing October 2009 and
 secured by real estate with a
 book value of $375,000                  139,452        8.00%       147,241        8.00%
                                     -----------  -----------   -----------   ----------

Total long-term borrowings               270,444        8.00%       298,564        8.00%
                                     -----------  -----------   -----------   ----------

Total other borrowed money           $ 2,189,251        5.00%   $ 3,455,470      5.12%
                                     ===========  ===========   ===========   ==========

Aggregate maturities on the mortgage notes payable at December 31, 1998 are as follows:

               1999                     $  78,907
               2000                        28,940
               2001                        31,380
               2002                        29,944
               2003                        11,604
               Thereafter                  89,669
                                        ---------
                                        $ 270,444
                                        =========

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

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998



       The repurchase agreements were to repurchase the identical securities as those which were sold. Retail repurchase agreements averaged $3,416,081 and $3,329,828 during the years ended December 31, 1998 and 1997, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $4,888,175 and $3,714,990, respectively. Total interest expense paid on retail repurchase agreements for the years ending December 31, 1998, 1997 and 1996 was $165,219, $163,261 and
       $78,318, respectively.




(10)   INCOME TAXES

       The provision for income taxes for 1998, 1997 and 1996 consists of the following:

                                        CURRENT    DEFERRED   TOTAL
                                       ---------  ---------- --------
     YEAR ENDED DECEMBER 31, 1998:
            Federal                    $ 745,351    (35,492)  709,859
            State                        106,195     (3,788)  102,407
                                       ---------  ---------- --------

                                       $ 851,546    (39,280)  812,266
                                       =========  ========== ========

     YEAR ENDED DECEMBER 31, 1997:
            Federal                    $ 569,256   (132,890)  436,366
            State                         76,652    (15,011)   61,641
                                       ---------  ---------- --------

                                       $ 645,908   (147,901)  498,007
                                       =========  ========== ========

     YEAR ENDED DECEMBER 31, 1996:
            Federal                      328,156    (25,825)  302,331
            State                         36,800     (2,757)   34,043
                                       ---------  ---------- --------

                                       $ 364,956    (28,582)  336,374
                                       =========  ========== ========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                                1998         1997
                                                              --------     --------
Deferred tax assets:
      Loan receivable, due to allowance for loan losses     $  458,787      342,110
      Directors stock option plan                                   --      117,000
      Executive supplemental income                             79,322       57,421
      Unrealized loss on investment securities available
       for sale                                                  5,242           --
      Other real estate owned allowance                             --        9,445
      Other                                                      3,769        7,758
                                                             ---------     --------

               Total deferred tax assets                       547,120      533,734
                                                             ---------     --------

Deferred tax liabilities;
      Unrealized gain on investment securities available
       for sale                                                     --       12,923
      Premises and equipment, due to differences in
       depreciation methods and useful lives                    67,308       70,731
      Investments, due to accretion                             11,862       39,575
      FHLB stock dividend                                        8,960        8,960
                                                             ---------     --------

               Total deferred tax liabilities                   88,130      132,189
                                                             ---------     --------

               Net deferred tax asset                       $  458,990      401,545
                                                             =========     ========

The Company has recorded a deferred tax asset of $458,990 and $401,545 as of December 31, 1998 and 1997, respectively. The amount of the deferred tax asset is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. Management believes no valuation allowance is required at December 31, 1998 and 1997.

                                                                       Continued

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998


     A reconciliation between the actual tax expense and the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 34% to earnings before income taxes) is as follows:

                                                              1998           1997         1996
                                                           ----------    ----------    ---------
     "Expected" tax expense                              $  765,603        352,414      334,801
     Directors stock option plan                                 --        110,774           --
     State income tax expense, net of federal benefit        66,300         40,683       22,468
     Life insurance premiums on officers                    (21,976)       (21,722)     (21,243)
     Meals and entertainment and dues                         6,229         10,788        7,620
     Club dues                                                2,948          1,368           --
     Tax exempt interest                                     (1,084)        (2,148)      (2,616)
     Other                                                   (5,754)         5,850       (4,656)
                                                           ----------    ----------    ---------

          Actual tax expense                             $   812,266       498,007      336,374
                                                           ==========    ==========    =========

(11) SHAREHOLDERS' EQUITY

     At fiscal years ended December 31, 1998 and 1997, the Bank's balance in undivided profits was $5,182,057 and $3,808,136, respectively. The restrictions on dividend payments are imposed by the Bank's primary regulator, The Office of the Comptroller of the Currency (OCC).

     On February 12, 1998, the Trustees of the National Bank of Commerce 401(k) plan purchased 268 shares of Commerce National Corporation stock at $15.50 per share.

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

                                                                       Continued

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998


(12) RENT

     The following is a schedule of future minimum annual rentals under the noncancellable operating leases relating primarily to the Company's main office facility:

               YEAR ENDED
               ----------
                   1999                 $   492,469
                   2000                     503,669
                   2001                     515,171
                   2002                     526,979
                   2003                     539,105
                                         ----------

                                        $ 2,577,393
                                         ==========

     Rent expense for the years ending December 31, 1998, 1997 and 1996 was $444,386, $410,803 and $373,701, respectively.

     The landlord of the Company's facilities is a partnership which is owned in part by certain of the Company's directors. This lease expires on January 1, 2003.

(13) EMPLOYEE SAVINGS PLAN

     The Company sponsors an employee savings plan which qualifies as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 20% of their pre-tax compensation. The Company makes contributions on a discretionary basis as approved by the Board of Directors. Participants vest immediately in their own contributions and after one year of service in contributions made by the Company. Employee savings plan expense for the years ending December 31, 1998, 1997 and 1996 was $49,992, $32,509 and $31,000, respectively.

                                                                       Continued

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998


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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the institution's category.

                                                                       Continued

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998


     The Bank's actual capital amounts and ratios are also presented in the table. If the holding company were included, amounts would be in excess of these amounts.

                                                                            FOR CAPITAL ADEQUACY
                                                  ACTUAL                          PURPOSES
                                          -------------------    ----------------------------------------------
                                             AMOUNT    RATIO        AMOUNT                   RATIO
                                          -------------------    ----------------------------------------------
AS OF DECEMBER 31, 1998:
 Total capital (to risk weighted
    assets)                               $ 13,195,622  10.10%   $ 10,451,095     greater than or equal to 8.0%

 Tier I capital (to risk weighted
    assets)                                 11,880,478   9.09%      5,225,547     greater than or equal to 4.0%


 Tier I capital (to average assets)         11,880,478   8.00%      5,942,026     greater than or equal to 4.0%

AS OF DECEMBER 31, 1997:
 Total capital (to risk weighted
    assets)                               $ 10,896,989  10.43%   $  8,356,580     greater than or equal to 8.0%

 Tier I capital (to risk weighted
    assets)                                  9,891,991   9.47%      4,178,290     greater than or equal to 4.0%

 Tier I capital (to average assets)          9,891,919   8.00%      4,949,326     greater than or equal to 4.0%

                                                              TO BE WELL
                                                          CAPITALIZED UNDER
                                                         PROMPT CORRECTIVE
                                                          ACTION PROVISIONS
                                          ------------------------------------------------
                                               AMOUNT                 RATIO
                                          ------------------------------------------------
AS OF DECEMBER 31, 1998:
 Total capital (to risk weighted
    assets)                               $ 13,063,868      greater than or equal to 10.0%

 Tier I capital (to risk weighted
    assets)                                  7,838,321      greater than or equal to  6.0%


 Tier I capital (to average assets)          7,427,533      greater than or equal to  5.0%

AS OF DECEMBER 31, 1997:
 Total capital (to risk weighted
    assets)                               $ 10,445,725      greater than or equal to 10.0%

 Tier I capital (to risk weighted
    assets)                                  6,267,435      greater than or equal to  6.0%

 Tier I capital (to average assets)          6,186,658      greater than or equal to  5.0%

(15) STOCK OPTION PLANS

     Pursuant to the Company's stock option plans, each of the directors had been granted options to purchase 10,000 shares at $10 per share not to exceed a combined total of 130,000 shares. This exercise price was established at $10 to reflect the market price for the Bank's shares at the time the stock option plan was initially adopted in 1986. The options were exercisable from June 14, 1986 through February 1, 1998. Furthermore, pursuant to the Plan, employees of the Company were granted an incentive stock option to purchase 75,000 shares of common stock at $10 per share of which the President of the Company has the option to purchase 25,000 shares. The employee shares were exercisable from April 24, 1988 to April 24, 1996. At December 31, 1998 and 1997, the number of options vested and exercisable was -0- and 130,000, respectively. On April 24, 1996, 72,219 shares were exercised under the Employees Stock Option Plan at $10 per share.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                 1998            1997           1996
                             ------------    -----------     ----------
     Net income:
           As reported      $  1,439,507        538,506        648,336
           Pro forma           1,439,507        538,506        638,547

     Earnings per share:
         As reported                2.03            .88           1.13
         Pro forma                  2.03            .88           1.11

The fair value of each option granted was estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively; dividend yield of -0- percent for all years; expected volatility of -0- percent for all years; risk-free interest rates of -0-%, 5.36% and 5.8% and expected lives of .-0- years, .17 and
 .81 years for the plan options.

A summary of the status of the Bank's stock option plan as of December 31, 1998, 1997, and 1996 and changes during the years ended on those dates is presented below:

               FIXED OPTIONS                         1998           1997           1996
----------------------------------------          ----------     ----------     ----------
  Outstanding at beginning of year:                 130,000        122,000        194,000
  Granted                                                --        138,000          3,000
  Exercised                                         130,000             --         72,219
  Forfeited                                              --        130,000          2,781
                                                  ----------     ----------     -----------

  Outstanding at end of year                             --        130,000        272,000
                                                  ----------     ----------     -----------

  Options exercisable at year-end                        --        130,000        122,000
                                                  ==========     ==========     ===========

Weighted-average fair value of
  options granted during the year per
  share                                         $        --           5.00           4.94
                                                  ==========     ==========     ===========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               December 31, 1998


(16) PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Condensed financial statements of Commerce National Corporation (parent company only) follow:

                           CONDENSED BALANCE SHEETS
                           ------------------------
                          December 31, 1998 and 1997

     ASSETS:                                                1998          1997
                                                       -------------  ------------
        Cash and interest bearing deposits             $     24,209      169,485
        Investment in wholly-owned bank subsidiary       11,940,897    9,796,337
        Loans, net                                          849,659      289,626
        Other assets                                        151,964      148,399
                                                       -------------  ------------

                                                       $ 12,966,729   10,403,847
                                                       =============  ============

     STOCKHOLDERS' EQUITY:

        Common stock                                   $     74,282       61,804
        Additional paid-in capital                        7,927,804    6,721,129
        Retained earnings                                 5,182,057    3,808,136
        Treasury stock, at cost (21,800 shares)            (208,640)    (208,640)
        Accumulated other comprehensive income               (8,774)      21,418
                                                       -------------  ------------

                                                       $ 12,966,729   10,403,847
                                                       =============  ============

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998


No dividends were paid by the Bank subsidiary to Commerce National Corporation for 1998, 1997 or 1996. The Bank is in compliance with banking regulations regarding the payment of dividends.

                      CONDENSED STATEMENTS OF OPERATIONS
                      ----------------------------------
                 Years ended December 31, 1998, 1997 and 1996

                                                     1998           1997           1996
                                                -------------  -------------   -----------
Revenue - interest income                       $    110,412        49,373         70,299
                                                -------------  -------------   -----------

Expenses:
       Directors stock option plan                        --       650,000             --
       Legal and professional fees                    27,279        12,328          6,659
       Other, net                                     68,379       (85,045)        42,347
                                                -------------  -------------   -----------

          Total expenses                              95,658       577,283         49,006
                                                -------------  -------------   -----------

          Income (loss) before equity in net
           earnings of subsidiary                     14,754      (527,910)        21,293

Equity in net earnings of subsidiary               1,424,753     1,066,416        627,043
                                                -------------  -------------   -----------

          Net income                            $  1,439,507       538,506        648,336
                                                =============  =============   ===========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998



                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
                 Years ended December 31, 1998, 1997 and 1996

                                                                                   1998            1997           1996
                                                                               -------------   ------------    -----------
Cash flows provided by operating activities:
      Net income                                                               $  1,439,507       538,506         648,336
      Adjustments to reconcile net income to net cash
        provided by operating activities:
               Depreciation of premises and equipment                                    --            --           3,955
               Equity in subsidiary                                              (1,424,752)   (1,066,416)       (627,042)
               Decrease (increase) in other assets                                   (3,565)     (111,072)         (5,866)
                                                                               -------------   ------------    -----------

               Net cash provided by (used for) operating activities                  11,190      (638,982)         19,383
                                                                               -------------   ------------    -----------

Cash flows provided by (used in) investing activities:
      Net repayment of loans (net loans to customers)                              (560,033)      800,968        (747,610)
                                                                               -------------   ------------    -----------

Cash flows used in financing activities:
      Capital infusion to the subsidiary                                           (750,000)     (700,000)             --
      Directors stock option plan                                                        --       650,000              --
      Shareholder dividends paid                                                    (65,586)           --              --
      Employee stock options exercised                                            1,215,000            --         722,190
      Sale of common stock                                                            4,153         5,864              --
                                                                               -------------   ------------    -----------

               Net cash provided by (used for) financing activities                 403,567       (44,136)        722,190
                                                                               -------------   ------------    -----------

               Net increase (decrease) in cash and cash
                 equivalents
                                                                                   (145,276)      117,850          (6,037)
Cash and cash equivalents at beginning of year                                      169,485        51,635          57,672
                                                                               -------------   ------------    -----------

Cash and cash equivalents at end of year                                       $     24,209       169,485          51,635
                                                                               -------------   ------------    -----------

Supplemental disclosure of noncash transactions:
      Market value adjustment - Bank investment
        securities available for sale:
          Market value adjustment - investments                                     (14,016)       34,341          64,771
          Deferred income tax liability                                              (5,242)       12,923          24,350
                                                                               -------------   ------------    -----------

            Unrealized gain (loss) on investment securities
              available for sale, net                                          $     (8,774)       21,418          40,361
                                                                               =============   ============    ===========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1998



(17) EXECUTIVE SUPPLEMENTAL INCOME PLAN

     The Bank implemented an executive supplemental income plan (the "Plan") during 1995 to provide supplemental income to four of its current executives after their retirement. The funding of the Plan involved the purchase of four cash surrender value life insurance policies which totaled $1,195,000. The Plan is structured such that each participant is scheduled to receive specified levels of income after the retirement age of 65 for fifteen years. In the event a participant leaves the employment of the Bank before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Bank ownership. The accounting for the Plan is as follows:
     Monthly, the Company records the mortality cost as a reduction of the asset. Interest for the policies is recorded to the asset and salary continuation expenses are accrued.

     The Bank has approximately $211,000 and $153,000 accrued at December 31, 1998 and 1997, respectively, and is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. The Bank incurred charges of $69,041 in connection with the Plan during 1998.


(18) CREDIT COMMITMENTS

     The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1998 and 1997 are as follows:

                                                                   1998             1997
                                                              -----------------------------
          Standby letters of credit                          $     714,583          870,486
          Total lines of credit                                 68,306,642       50,832,223
          Unfunded firm loan commitments-variable rate          29,135,729       20,605,454

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

                               December 31, 1998



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

                          December 31, 1998 and 1997



(20) EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This Statement simplifies the calculation of earnings per share (EPS) under APB 15 and was required to be implemented by companies for periods ending December 15, 1997 with prior period restated. The following calculations represent EPS under SFAS 128:

                                                  INCOME                SHARES              PER SHARE
                                               (NUMBERATOR)         (DENOMINATOR)            AMOUNT
                                             ---------------       ---------------         -----------
For the year ended 1998:
BASIC EARNINGS PER SHARE:
          Net income                         $    1,439,507            710,421             $      2.03
                                                                                           ===========

     EFFECT OF DILUTIVE SECURITIES:
          Stock options                                  --                 --
                                             ---------------       ---------------

     DILUTED EARNINGS PER SHARE:
          Income and assumed conversions     $    1,439,507            710,421             $      2.03
                                             ===============       ===============         ===========

For the year ended 1997:
     BASIC EARNINGS PER SHARE:
          Net income                         $      538,506            596,113             $       .90
                                                                                           ===========
     EFFECT OF DILUTIVE SECURITIES:
          Stock options                                  --             18,635
                                             ---------------       ---------------

     DILUTED EARNINGS PER SHARE:
          Income and assumed conversions     $      538,506            617,748             $       .88
                                             ===============       ===============         ===========

For the year ended 1996:
     BASIC EARNINGS PER SHARE:
          Net income                         $      648,336            573,426             $      1.13
                                             ===============       ===============         ===========

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


                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                                      YEARS
                                                   REMAINING    APPROXIMATE
                                                    IN TERM     HELD OFFICE
    NAME                     AGE     POSITION     ELECTED (1)      SINCE
--------------------------------------------------------------------------------
Donald J. Barker              85     Director/        1          February, 1985
                                     Chairman
--------------------------------------------------------------------------------
Russell Barkett               59     Director         0(1)       December, 1992
--------------------------------------------------------------------------------
C. Durham Barnes, M.D.        57     Director         2          February, 1985
--------------------------------------------------------------------------------
Robert E. Battaglia           52     Director         1          February, 1985
--------------------------------------------------------------------------------
Robert B. Boswell, M.D.       53     Director         0(1)       February, 1985
--------------------------------------------------------------------------------
Kenneth M. Clayton            50     Director         2          February, 1985
--------------------------------------------------------------------------------
Guy D. Colado                 54    President &       2          February, 1985
                                     Director
--------------------------------------------------------------------------------
J. Blair Culpepper            61     Executive       N/A           May, 1995
                                  Vice President
--------------------------------------------------------------------------------
Ernst R. Janvrin              53     Director         1           April, 1996
--------------------------------------------------------------------------------
Anthony Lombardi, Jr.         51     Director         2           April, 1996
--------------------------------------------------------------------------------
Jane H. Louttit               53     Director         1           April, 1996
--------------------------------------------------------------------------------
Stephen G. Miller             43     Director         0(1)        April, 1996
--------------------------------------------------------------------------------
Willie C. Moss                64     Director         0(1)       December, 1992
--------------------------------------------------------------------------------
Frederick A. Raffa, Ph.D.     55     Director         0(1)       February, 1985
--------------------------------------------------------------------------------
Alan M. Scarboro              49  Vice President     N/A          March, 1989
                                  Sec./Treas.
--------------------------------------------------------------------------------
W. Charles Shuffield          54     Director         1          February, 1985
--------------------------------------------------------------------------------


(1) Has been nominated for election for a three year term which nomination will be voted on at the Annual Shareholders' Meeting scheduled for April 19, 1999.

Each individual designated above, other than Mr. Barker, also is a member of the board of directors for the Bank. The members of the Compensation Committee of the Company for 1998 were W. Charles Shuffield, Ernst R. Janvrin, Willie C. Moss, Kenneth M. Clayton, Guy D. Colado, Marsha J. Wheeler, Russell Barkett and Stephen G. Miller. Mr. Colado, a member of the Committee, is the President and CEO of the Company and the Bank and is excused from discussions concerning his compensation. The Bank's officers are appointed by the board of directors of the Bank and hold office at the will of such board. The Bank's executive officers presently are:

      NAME                         POSITION WITH BANK
      ----                         ------------------

      Guy D. Colado                President and CEO
      Marsha J. Wheeler            Sr. Vice President/COO
      Jerry H. Johns, III          Sr. Vice President/Lending
      John R. Casebier             Vice President

     DONALD J. BARKER has been a resident of Orlando, Florida since 1941. Mr. Barker is semi-retired. He serves as Chairman of the Board of Directors. From 1972 through 1982, Mr. Barker was Senior-Vice President/Manager, Eastern Division of Bowest Corporation, a mortgage servicing company. From June 1, 1983 through 1997, Mr. Barker has served on the board of the Florida Hospital Foundation. Mr. Barker also serves on the Board of Directors of Atlantic Portfolio Analytics and Management, Inc., a company subject to the reporting requirements of the Securities Exchange Act of 1934. From January 1983 until July 1988, Mr. Barker served as Vice President of Development of Southeast Business Corporation, a commercial printing corporation.

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

     GUY D. COLADO is a native Floridian and a lifelong resident of Winter Park, Florida. From June of 1984 to the present, Mr. Colado has been primarily engaged in the organization and operation of the Company and the Bank, which entailed the preparation and filing of the necessary applications with regulatory authorities, activities concerning the site location and day to day operations. Since the Bank's opening in August, 1986, he has served as President and Chief Executive Officer of the Company and the Bank. From March of 1982 to May of 1984, Mr. Colado served as Vice President of the Florida National Bank of Orlando. From July of 1980 to February of 1982, Mr. Colado was President of Tropic Bank of Seminole and was involved in all aspects of a small community bank which had two branches. From September of 1977 to July of 1980, Mr. Colado was Vice President and Manager of the Winter Park branch of Sun Bank, National Association, Orlando, and served from May of 1971 to July of 1980 as assistant manager of the real estate loan department for Sun Bank as well as in various other capacities. Mr. Colado is a participant in several professional community and charitable organizations, groups and committees. He is also retired from the U.S. Army Reserves.

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

     ANTHONY LOMBARDI, JR. is a native of Florida and a resident of Windermere, Florida. From 1980 to 1996, Mr. Lombardi served as Vice President of Lombardi's Seafood, Inc., a processor, importer, distributor and retainer of seafood. In 1996, Mr. Lombardi was elected president of Lombardi's. Mr. Lombardi has served on the Board of Directors of the Southeastern Fisheries Association and also The National Fisheries Institute and is a member of the National Shrimp

Processors Association. Mr. Lombardi is a member of Holy Family Catholic Church in Orlando, Florida.

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

     FREDERICK A. RAFFA, PH.D. is a resident of Maitland, Florida. From 1969 until 1998, Dr. Raffa was a member of the faculty of the University of Central Florida's Department of Economics, including service as Chairman of the Department of Economics from 1976 through 1998. In May 1998, Dr. Raffa became Professor Emeritus and began a five year phased retirement period. Dr. Raffa was the founding editor of the Business Barometer of Central Florida. Since 1971,
                           -------------------------------------
Dr. Raffa has been self-employed as a consulting economist. He currently serves as President of Raffa Consulting Economists, Inc. From 1976 to 1989, Dr. Raffa served as the NCAA representative and is currently an associate board member of the Florida Citrus Sports Association.

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

     W. CHARLES SHUFFIELD is a resident of Orlando, Florida. Since January, 1984, Mr. Shuffield has been a principal in the law firm of Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. Mr. Shuffield has been a practicing attorney in Orlando, Florida, since 1969. Mr. Shuffield is a member of The Florida Bar, the Orange County Bar Association and Tennessee Bar Association and has been active on several committees concerned with Corporation, Banking, Taxation and Real Property for The Florida Bar and the Orange County Bar Association. Mr. Shuffield is involved in various community affairs and currently serves or has served in the following positions: Member of the Board of Directors of Orlando Regional Healthcare Foundation, Inc. (1982 to
1993); Member of Rotary Club of Orlando (1981 to present), including serving on Board of Directors; Member of the Committee of 100; Member of the Junior Achievement Endowment Committee; Heart of the City Foundation Board of Directors (1986-1990); Member of Country Club of Orlando; Chairman and member of various committees of the Greater Orlando Chamber of Commerce (1978 to present); Member of the Board of Directors of Orlando Union Rescue Mission.

ITEM 11.  EXECUTIVE COMPENSATION/BOARD COMPENSATION
          -----------------------------------------

   The executive officers for the Company and the Bank received salaries, in aggregate, equal to approximately $398,000, received the benefit of automobile allowances for an aggregate $18,000 and the payment of various club fees and insurance in the amount of approximately $11,040. There were no other executive officers other than the President with salaries in excess of $100,000 per year.


                          SUMMARY COMPENSATION TABLE
                          --------------------------

              -------------------------------------------------------------------------------
                         ANNUAL COMPENSATION                        LONG-TERM COMP.
-------------------------------------------------------------------------------------------------------------
                                                                 AWARDS             PAYOUTS
                                                         ------------------------------------
  NAME AND                                                                                         ALL OTHER
  PRINCIPAL                                              RESTRICTED                                 COMPEN-
  POSITION     YEAR     SALARY     BONUS      OTHER        STOCK        OPTIONS      LTIP           SATION
-------------------------------------------------------------------------------------------------------------
Guy D.         1998   $130,000    $12,000    $9,600/(1)/     $0            0          $0              $0
             ------------------------------------------------------------------------------------------------
Coladon        1997   $118,250    $11,250   $14,704/(2)/     $0            0          $0              $0
             ------------------------------------------------------------------------------------------------
President      1996   $100,000    $11,982   $12,247/(3)/     $0            0          $0              $0
(CEO)
-------------------------------------------------------------------------------------------------------------

(1) Includes a $6,000 car allowance and $3,600 medical insurance premium.

(2) Includes a $6,000 car allowance and $8,704 medical insurance premium.

(3) Includes a $6,000 car allowance and $6,247 medical insurance premium.


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

   Each founding director of the Company, including Mr. Colado, received a non-qualified stock option for 10,000 shares of Common Stock for his services in lieu of director's fees for his initial term of office. Mr. Barkett and Mr. Moss, who joined the Board on December 21, 1992, received options of 5,000 shares each. Mr. Cahill, Mr. Janvrin, Mr. Lombardi, Mrs. Louttit and Mr. Miller, who joined the Board on April 15, 1996, received options of 800 shares each. All of these options have been exercised. In addition, directors' fees in the amount of $3,000 per year are paid to each non-employee director for an aggregate amount of directors' fees paid for 1998 of $42,000.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

   Guy D. Colado, President of the Company, has sole voting and dispositive power over 32,118 shares of the Company's common stock. Mr. Colado's wife has sole voting and dispositive power over 8,000 shares of common stock for which beneficial ownership is not disclaimed. Mr. Colado's children have sole voting and dispositive power over 2,304 shares of common stock, for which beneficial ownership is not disclaimed. Such 42,422 shares of common stock represent approximately 5.88% of the total outstanding shares of common stock of the Company. Accordingly, pursuant to Rule 13d-3 promulgated by the SEC, Mr. Colado is the beneficial owner of such 42,422 shares of Common Stock.

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

   The following table sets forth, as of March 1, 1999, the beneficial ownership interest in the Company's Common Stock held by each of the Company's directors, and by all officers and directors as a group. With the exception of Guy D. Colado, no shareholder is known by the Company to beneficially own more than the five percent (5%) of the Company's outstanding Common Stock. Each person listed has sole voting and investment power with respect to the shares listed as beneficially owned by him, unless otherwise indicated in the footnotes.

                                    -----------------------------------------------------------------------
                                                               AS OF MARCH 1, 1999
                                    -----------------------------------------------------------------------
                                                   AMOUNT AND NATURE OF BENEFICIAL
                                                            OWNERSHIP(1)                       PERCENT
------------------------------------------------------------------------------------------
                                                                                                 OF
 NAME AND ADDRESS OF                         ISSUED          OPTIONED                          CLASS(2)
  BENEFICIAL OWNER                           SHARES          SHARES(3)           TOTAL
-----------------------------------------------------------------------------------------------------------
Donald J. Barker                            15,260(4)                0             15,260            2.12%
1037 Lakemont Circle
Winter Park, Florida 32792
-----------------------------------------------------------------------------------------------------------

Russell Barkett                              5,100                   0              5,100            0.70%
612 Arapaho Trail
Maitland, Florida 32751-3813
-----------------------------------------------------------------------------------------------------------

C. Durham Barnes, M.D.                      15,000(5)                0             15,000            2.08%
481 Virginia Drive
Winter Park, Florida 32789-5701
-----------------------------------------------------------------------------------------------------------

Robert E. Battaglia                         16,000                   0             16,000            2.22%
1466 Alabama Drive
Winter Park, Florida 32789-2646
-----------------------------------------------------------------------------------------------------------

Robert B. Boswell, M.D.                     20,950(6)                0             20,950            2.91%
2320 N. Orange Avenue
Orlando, Florida 32804-5522
-----------------------------------------------------------------------------------------------------------

Kenneth M. Clayton                          17,300(7)                0             17,300            2.40%
2800 Lake Shore Drive
Orlando, Florida 32803-1320
-----------------------------------------------------------------------------------------------------------

Guy D. Colado                               42,422(8)                0             42,422            5.88%
1936 Fawsett Road
Winter Park, Florida 32789-6069
-----------------------------------------------------------------------------------------------------------

J. Blair Culpepper                           4,500                   0              4,500            0.62%
1106 Eastin Avenue
Orlando, FL 32804
-----------------------------------------------------------------------------------------------------------

Ernst R. Janvrin                             1,850(9)                0              1,850            0.26%
1477 West Fairbanks Avenue
Winter Park, Florida 32789-7113
-----------------------------------------------------------------------------------------------------------

Anthony Lombardi, Jr.                          900                   0                900            0.12%
7491 Brokerage Drive
Orlando, Florida 32809-5623
-----------------------------------------------------------------------------------------------------------

Jane H. Louttit                                900                   0                900            0.12%
402 Lake Howell Road
Maitland, Florida 32751-5907
-----------------------------------------------------------------------------------------------------------

Stephen G. Miller                              900                   0                900            0.12%
143 Fairbanks Avenue
Winter Park, Florida 32789-4377
-----------------------------------------------------------------------------------------------------------

                                      --------------------------------------------------------------
                                                       AS OF MARCH 1, 1999
                                      --------------------------------------------------------------
                                              AMOUNT AND NATURE OF BENEFICIAL
                                                      OWNERSHIP(1)                         PERCENT
    ---------------------------------------------------------------------------------
                                                                                              OF
       NAME AND ADDRESS OF                    ISSUED         OPTIONED                      CLASS(2)
        BENEFICIAL OWNER                      SHARES         SHARES(3)    TOTAL
    ------------------------------------------------------------------------------------------------
     Willie C. Moss                          18,059(10)          0        18,059            2.51%
     5858 Cove Drive
     Orlando, Florida  32812-2819
    ------------------------------------------------------------------------------------------------
     Frederick A. Raffa, Ph.D.               25,429(11)          0        25,429            3.53%
     45 Eastwind Lane
     Maitland, Florida  32751-5812
    ------------------------------------------------------------------------------------------------
     Alan M. Scarboro                         7,250(12)          0         7,250            1.01%
     3218 Edgecliffe Drive
     Orlando, FL  32806
    ------------------------------------------------------------------------------------------------
     W. Charles Shuffield                    10,000(13)          0        10,000            1.39%
     2307 Lakeside Drive
     Orlando, Florida  32803-1517
    ------------------------------------------------------------------------------------------------
     All Directors and Officers as a        201,820              0       201,820           27.99%
      Group (Consisting of 16 Persons)
     -----------------------------------------------------------------------------------------------

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

(8) Includes 10,304 shares held by family members for which beneficial ownership is not disclaimed.

(9) Includes 300 shares held by a Florida corporation in which he has an interest and for which beneficial ownership is not disclaimed.

(10) Includes 13,059 shares held in trust for Mr. Moss and 5,000 shares held in trust for a family member, over which Mr. Moss exercises shared voting and investment powers.

(11) Includes 17,029 shares held jointly with a family member with shared voting and shared investment power, 7,400 shares held in pension/profit sharing plans for Mr. Raffa's benefit, and 1,000 shares held by family members for which beneficial ownership is not disclaimed.

(12) Includes 3,220 shares held jointly with a family member with shared voting and shared investment power and 1,500 shares held by Scarboro Central, Inc. for which beneficial ownership is not disclaimed.

(13) Includes 10,000 shares held jointly with a family member with shared voting and shared investment power. Does not include 4,000 shares held by Zimmerman, Shuffield, Kiser & Sutcliffe, P.A. Profit Sharing Plan & Trust in which Mr. Shuffield has approximately a 22.7% interest but over which he does not exercise control.

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The real estate and the building constructed thereon, which houses the corporate offices of CNC and the facilities of the Bank, are owned by Gateway Plaza, Ltd., a Florida limited partnership ("Gateway"). The Directors or certain of their affiliates, except for Mrs. Louttit and Messrs. Barkett, Cahill, Janvrin, Lombardi, Miller, Moss, and Raffa are limited partners of Gateway and they or their affiliates beneficially own, in aggregate, 4,809 of the 11,562 presently issued and outstanding limited partnership interests of Gateway, or approximately 42% thereof. Additionally, the general partner of Gateway is NBOC, Inc., a Florida corporation, which is owned and controlled by Guy D. Colado (President and director of both the Bank and CNC) and G. Winston Lovelace (a former director of both the Bank and CNC and shareholder of CNC). As general partner, NBOC, Inc. has a 1% interest in the taxable income, gains, losses and credits realized by Gateway. While it is believed that the leasing arrangements for CNC, as lessee, and Gateway, as lessor, are fair, such arrangements have not been arrived at as a result of arms-length negotiations due to the commonality of control found in both entities. The Bank made payments under the lease to Gateway in the aggregate amount of approximately $319,966 for fiscal 1998.

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

     At December 31, 1998, the Bank had approximately $3,359,124 loaned to certain CNC/Bank directors and to certain affiliates of certain CNC/Bank directors. Such loan transactions were made in the ordinary course of business; on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons; and did not involve more than the normal risk of collectibility or present other unfavorable features.

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

                                    PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

   A. 1. FINANCIAL STATEMENTS
         --------------------

      The following consolidated financial statements of the Company are included in Part II, Item 8:

      -  Consolidated Balance Sheets - December 31, 1998 and 1997.

      - Consolidated Statements of Operations - Years ended December 31, 1998, 1997 and 1996.

      - Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997, and 1996.

      - Consolidated Statement of Cash Flows - Years ended December 31, 1998, 1997 and 1996.

   A. 2. FINANCIAL STATEMENT SCHEDULES
         -----------------------------

   The Company has not included any financial schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.


   A. 3. EXHIBITS
         --------

-----------------------------------------------------------------------------
                                                                   SEQUENTIAL
 EXHIBIT NO.                    DESCRIPTION                         PAGE NO.
-----------------------------------------------------------------------------

     3.2       First Amended and Restated Bylaws of Commerce            *
               National Corporation effective January 14, 1988,
               incorporated by referenc from Exhibit 3.2 to the
               Company's Report on Form 10-K for the fiscal year
               ended December 31, 1992.
-----------------------------------------------------------------------------
     3.3       First Amendment to First Amended and Restated            *
               Bylaws of Commerce National Corporation dated
               effective May 26, 1998, incorporated by reference from
               Exhibit 3.3 to the Company's Report on Form 10-Q for
               the fiscal quarter ended June 30, 1998.
-----------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                                     SEQUENTIAL
 EXHIBIT NO.                    DESCRIPTION                            PAGE NO.
-------------------------------------------------------------------------------
     3.4     Articles of Restatement of the Articles of Incorporation     *
             of Commerce National Corporation, and Amended and
             Restated Articles of Incorporation, filed June 22, 1998,
             incorporated by reference from Exhibit 3.4 to the
             Company's Report on Form 10-Q for the fiscal quarter
             ended June 30, 1998.
-------------------------------------------------------------------------------
      4.1    Specimen copy of common stock certificate for                *
             Common Stock of Commerce National Corporation,
             incorporated by reference from Exhibit 4.1 to the
             Company's Report on Form 10-K for the fiscal year
             ended December 31, 1992.
-------------------------------------------------------------------------------
      4.2    Article IV of Articles of Incorporation of Commerce          *
             National Corporation included in the Articles of
             Incorporation of Commerce National Corporation
             incorporated by reference from Exhibit 3.1 to
             Registration No. 2-98960-A.
--------------------------------------------------------------------------------
      4.3    Stock Redemption/Repurchase Policy incorporated by           *
             reference from Exhibit 4.3 to the Company's Report on
             Form 10-Q for the fiscal quarter ended June 30, 1993.
--------------------------------------------------------------------------------
     10.1    First Amendment to Amended and Restated 1985                 *
             Commerce National Corporation Directors' Stock Plan
             dated October 20, 1997, incorporated by reference from
             Exhibit 10.1 to the Company's Report on Form 10-K
             for the fiscal year ended December 31, 1997
--------------------------------------------------------------------------------
       21    Subsidiaries of Commerce National Corporation               88
--------------------------------------------------------------------------------
       27    Article 9 Financial Data Schedule (for SEC use only).       89
--------------------------------------------------------------------------------

*  Incorporated by reference as noted in the narrative under "Description."

   B. REPORTS ON FORM 8-K
      -------------------

      No reports on Form 8-K were filed by the Company for the fiscal quarter ended December 31, 1998.

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

                                COMMERCE  NATIONAL CORPORATION
                                (Registrant)


Date: March 30, 1999            By:/s/ Guy D. Colado
                                   ----------------------------
                                   GUY D. COLADO, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature and Title                           Date
-------------------                           ----


By:/s/ Guy Colado                             March 30, 1999
   --------------------------------
    Guy D. Colado
    President and Director
    (Principal Executive Officer)


By:/s/ Alan M. Scarboro                       March 30, 1999
   --------------------------------
    Alan M. Scarboro
    Secretary/Treasurer


By:/s/ Donald J. Barker                       March 30, 1999
   --------------------------------
    Donald J. Barker
    Director/Chairman

Signature and Title                           Date
-------------------                           ----



By:
   --------------------------------
    Russell Barkett
    Director


By:/s/ Durham Barnes                          March 30, 1999
   --------------------------------
    C. Durham Barnes, M.D.
    Director


By:/s/ Robert E. Battaglia                    March 30, 1999
   --------------------------------
    Robert E. Battaglia
    Director


By:
   --------------------------------
    Robert B. Boswell, M.D.
    Director


By:/s/ Kenneth M. Clayton                     March 30, 1999
   --------------------------------
    Kenneth M. Clayton
    Director


By:/s/ Ernst R. Janvrin                       March 30, 1999
   --------------------------------
    Ernst R. Janvrin
    Director


By:
   --------------------------------
   Tony Lombardi, Jr.
   Director

Signature and Title                           Date
-------------------                           ----


By:
   --------------------------------
    Jane H. Louttit
    Director


By:/s/ Stephen G. Miller                      March 30, 1999
   --------------------------------
    Stephen G. Miller
    Director


By:/s/ Willie C. Moss                         March 30, 1999
   --------------------------------
    Willie C. Moss
    Director


By:
   --------------------------------
    Frederick A. Raffa
    Director


By:/s/ W. Charles Shuffield                   March 30, 1999
   --------------------------------
   W. Charles Shuffield
   Director


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     Four copies of the proxy statement and form of proxy sent to the Registrant's shareholders with respect to its Annual Meeting of Shareholders to be held on April 19, 1999, and four copies of the annual report for the 1998 fiscal year which were given to the Registrant's shareholders will follow via expedited delivery.

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------

                                                                   SEQUENTIAL
 EXHIBIT NO.                        DESCRIPTION                      PAGE NO.
--------------------------------------------------------------------------------
     21      Subsidiaries of Commerce National Corporation              88
--------------------------------------------------------------------------------
     27      Article 9 Financial Data Schedule (for SEC use only).      89
--------------------------------------------------------------------------------

*  Incorporated by reference as noted in the narrative under "Description."