Form 10-Q
period 1999-03-31
COMMERCE NATIONAL CORP
filed 1999-05-10
CIK 773319

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

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

     On May 1, 1999, Commerce National Corporation (the "Company") had 721,019 shares of common stock, par value $0.10 per share, issued and outstanding.


                  (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I.  FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS.

The financial statements begin on the following page.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Financial Statements

                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                         COMMERCE NATIONAL CORPORATION
                                AND SUBSIDIARY


                               Table of Contents



Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--March 31, 1999 and December
     31, 1998

Condensed consolidated statements of operations (unaudited)--Three months ended
     March 31, 1999 and 1998

Condensed consolidated statements of cash flows (unaudited)--Three  months ended
     March 31, 1999 and 1998

Selected notes to condensed consolidated financial statements (unaudited)--March
     31, 1999

                       [LETTERHEAD OF KPMG APPEARS HERE]

The Board of Directors
Commerce National Corporation:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of March 31, 1999 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein; and in our report dated February 4, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.


/s/ KPMG LLP

Orlando, Florida
April 16, 1999

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (Unaudited)


                                                                                  MARCH 31,            DECEMBER 31,
                                 ASSETS                                             1999                   1998
                                                                              ------------------    -------------------
Cash and due from banks                                                       $     5,984,619              5,221,144
Federal funds sold                                                                    800,000              8,100,000
Investment securities available for sale (note 2)                                  14,386,878             13,492,660
Loans, net (note 3)                                                               130,489,745            122,929,105
Accrued interest receivable                                                           912,199                813,736
Premises and equipment, net                                                         3,621,555              3,698,955
Other real estate owned, net                                                           11,139                     --
Federal Reserve Bank stock, at cost                                                   178,500                178,500
Federal Home Loan Bank stock, at cost                                                 468,100                378,600
Deferred tax asset                                                                    542,058                458,990
Prepaid expenses and other assets                                                     161,644                168,470
Executive supplemental income plan - cash
    surrender value life insurance policies                                         1,484,590              1,467,332







                                                                              ------------------    -------------------
                  Total assets                                                $   159,041,027            156,907,492
                                                                              ==================    ===================

See accompanying accountants' review report.

                                                                                   MARCH 31,             DECEMBER 31,
                   LIABILITIES AND STOCKHOLDERS' EQUITY                               1999                   1998
                                                                               -------------------    -------------------
Deposits (note 4):
    Noninterest bearing                                                        $     20,942,765             21,301,512
    Interest bearing                                                                117,629,710            115,798,941
                                                                               -------------------    -------------------
              Total deposits                                                        138,572,475            137,100,453

Federal Home Loan Bank advances                                                       4,120,834              4,125,534
Other borrowed funds                                                                  2,537,116              2,189,251
Accrued interest payable                                                                159,803                191,744
Accounts payable and other liabilities                                                  449,265                333,781
                                                                               -------------------    -------------------
              Total liabilities                                                     145,839,493            143,940,763
                                                                               -------------------    -------------------



Common stock, par value $.10 per share (1,000,000 shares authorized; 742,819 and
    618,035 shares issued and 721,019 and 596,235 outstanding at March 31, 1998
    and December 31, 1998)                                                               74,282                 74,282
Additional paid-in capital                                                            7,927,804              7,927,804
Retained earnings                                                                     5,480,637              5,182,057
Treasury stock, at cost (21,800 shares at March 31, 1998
    and December 31, 1998)                                                             (208,640)              (208,640)
Accumulated other comprehensive income, net                                             (72,549)                (8,774)
                                                                               -------------------    -------------------
              Total stockholders' equity                                             13,201,534             12,966,729

Commitments (note 5)
                                                                               -------------------    -------------------
              Total liabilities and stockholders' equity                       $    159,041,027            156,907,492
                                                                               ===================    ===================

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (Unaudited)


                                                                                           THREE MONTHS ENDED
                                                                                   ------------------------------------
                                                                                                  MARCH
                                                                                        1999                1998
                                                                                   ---------------     ----------------
Interest income:
    Loans                                                                          $  2,737,262            2,264,095
    Investment securities                                                               205,183              242,255
    Federal funds sold                                                                   30,282               49,900
    Federal Reserve Bank stock                                                            2,565                2,509
    Federal Home Loan Bank stock                                                          7,002                6,101
    Due from banks                                                                        1,142                2,773
                                                                                   ---------------     ----------------
              Total interest income                                                   2,983,436            2,567,633

Interest expense                                                                      1,333,343            1,122,465
                                                                                   ---------------     ----------------
              Net interest income                                                     1,650,093            1,445,168

Provision for loan losses                                                                74,881               62,253
                                                                                   ---------------     ----------------

              Net interest income after provision for  loan losses                    1,575,212            1,382,915
                                                                                   ---------------     ----------------

Other operating income:
    Customer service fees                                                               248,901              215,209

Other operating expenses:
    Salaries and benefits                                                               586,788              526,811
    Occupancy expense                                                                   232,064              224,468
    Legal and professional fees                                                          80,215               70,812
    Other expenses                                                                      308,914              312,007
    Loss on sale of other real estate owned                                                  --                2,017
                                                                                   ---------------     ----------------
                                                                                      1,207,981            1,136,115
                                                                                   ---------------     ----------------
              Net operating income before taxes                                         616,132              462,009
Income tax expense                                                                      230,652              168,703
                                                                                   ---------------     ----------------
              Net earnings                                                         $    385,480              293,306
                                                                                   ===============     ================


Basic and diluted earnings per share (note 6)                                      $       0.53                 0.43
                                                                                   ===============     ================

See accompanying accountants' review report.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                    ----------------------------------
                                                                                               MARCH 31,
                                                                                       1999                 1998
                                                                                    ----------------   ---------------
Cash flows provided by (used in) operating activities:
    Net income                                                                      $   385,480               293,306

    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
          Depreciation of  premises and equipment                                        81,182                79,191
          Deferred income taxes                                                         (44,595)               93,716
          Net amortization of premiums and accretion of
            discounts on investment securities held to maturity
            and investment securities available for sale                                  3,534               (12,235)
          Provision for loan losses                                                      74,881                62,253
          Deferred loan origination fees                                                (13,491)              (10,576)
          Loss on sale of other real estate owned                                          --                   2,017
          Executive supplemental income plan - additional cash
            surrender value                                                             (17,258)              (16,221)
          Cash provided by (used in) changes in:
               Accrued interest receivable                                              (98,463)             (112,867)
               Prepaid expenses and other assets                                          6,826               (47,166)
               Accrued interest payable                                                 (31,941)                5,835
               Accounts payable and other liabilities                                   115,484               (99,256)
                                                                                    ----------------   ----------------
            Net cash provided by operating activities                                   461,639               237,997
                                                                                    ----------------   ----------------
Cash flows provided by (used in) investing activities:
    Net loans made to customers                                                      (7,633,169)             (419,291)
    Decrease (increase) in federal funds sold                                         7,300,000            (6,450,000)
    Purchases of investment securities available for sale                            (3,000,000)           (2,000,000)
    Proceeds from sale of other real estate owned                                          --                  79,079
    Proceeds from maturity of investments available for sale                          2,000,000             2,000,000
    Purchase of premises and equipment                                                   (3,782)               (9,180)
    Purchase of Federal Home Loan Bank stock                                            (89,500)              (37,300)
                                                                                    ----------------   ----------------
            Net cash used in investing activities                                    (1,426,451)           (6,836,692)
                                                                                    ----------------   ----------------

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                     -----------------------------------
                                                                                               MARCH 31,
                                                                                       1999                 1998
                                                                                     ----------------   ----------------
Cash flows provided by financing activities:
    Net increase (decrease) in demand deposits, NOW accounts
       and passbook savings accounts                                                  2,746,148              (879,523)
    Net (decrease) increase  in certificates of deposit                              (1,274,126)            2,592,308
    Principal payment on mortgage note payable                                           (7,410)               (6,843)
    Increase in repurchase agreements                                                   355,275             1,731,269
    Repayments from borrowings from the Federal
       Home Loan Bank                                                                    (4,700)               (4,300)
    Shareholder dividends paid                                                          (86,900)                 --
    Proceeds from employee stock options exercised                                          --              1,215,000
    Proceeds from sale of common stock                                                      --                  4,153
                                                                                    ----------------   ----------------
            Net cash provided by financing activities                                 1,728,287             4,652,064
                                                                                    ----------------   ----------------
            Net increase (decrease) in cash and cash equivalents                        763,475            (1,946,631)
                                                                                    ----------------   ----------------

Cash and cash equivalents at the beginning of the period                              5,221,144             6,095,762
                                                                                    ----------------   ----------------
Cash and cash equivalents at the end of the period                              $     5,984,619             4,149,131
                                                                                    ================   ================

Cash paid during the period for:
    Interest                                                                    $     1,365,284             1,116,630
                                                                                    ================   ================
    Income taxes                                                                $       176,661               154,346
                                                                                    ================   ================

Supplemental disclosures of noncash transactions:
    Market value adjustment - investment securities available
       for sale:
          Investments                                                                  (116,264)              (27,705)
          Deferred income tax asset                                                     (43,715)              (10,417)
                                                                                    ----------------   ----------------
            Unrealized loss on investment securities available                  $       (72,549)              (17,288)
                                                                                    ================   ================
                for sale

    Dividends declared                                                          $          --                  65,586
                                                                                    ================   ================
    Transfer of loans to other real estate owned                                $        11,139                43,496
                                                                                    ================   ================

See accompanying accountants' review report.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1999

                 (See accompanying review report of KPMG LLP)



(1)  BASIS OF PRESENTATION

     (A)  INTERIM FINANCIAL INFORMATION

          The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1999

                 (See accompanying review report of KPMG LLP)

          The Company adopted this Statement effective January 1, 1998. The Company's other comprehensive income is the unrealized gain/(loss) on investment securities available for sale. Total comprehensive income for the three month periods ended March 31, 1999 and 1998 were $321,705 and $289,176, respectively.

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

(2)  INVESTMENT SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market value of investment securities available for sale as of March 31, 1999 and December 31, 1998 are as follow:

                                            MARCH 31, 1999                DECEMBER 31, 1998
                                    ------------------------------  ------------------------------
                                      AMORTIZED       ESTIMATED       AMORTIZED       ESTIMATED
                                        COST        MARKET VALUE        COST        MARKET VALUE
                                    -------------  ---------------  -------------  ---------------
       U.S. Treasury securities
         and municipals           $  14,503,141      14,386,878      13,506,676      13,492,660
                                    =============  ===============  =============  ===============

     As of March 31, 1999, the Company had securities sold under agreement to repurchase ("Agreements") of $2,274,082. All agreements were one-day transactions, thus the carrying value, market value, and borrowings were equal at quarter end. Fixed-coupon Agreements are treated as financings, and the obligations to repurchase securities sold are reflected as other borrowed funds in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At March 31, 1999, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended March 31, 1999, Agreements outstanding averaged approximately $2,504,727 and the maximum amount outstanding during the quarter ended was $3,986,101. Total interest expense paid on repurchase Agreements was $25,939 for the quarter ended March 31, 1999.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1999

                 (See accompanying review report of KPMG LLP)


(3)  LOANS

     Major categories of loans included in the loan portfolio at March 31, 1999 and December 31, 1998 are summarized as follows:

                                                   MARCH 31, 1999      DECEMBER 31,1998
                                                   ---------------     ----------------
          Commercial-secured                       $    13,097,983          12,471,553
          Commercial-unsecured                           2,799,882           2,886,847
          Real estate - primarily commercial           113,326,237         105,820,828
          Other (installment and overdrafts)             3,138,483           3,559,619
                                                   ---------------     ----------------

                                                       132,362,585          124,738,847
          Allowance for loan losses                     (1,399,732)          (1,323,143)
          Deferred loan origination fees                  (473,108)            (486,599)
                                                   -----------------   ----------------

                                                   $   130,489,745          122,929,105
                                                   -----------------   ----------------

     The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at March 31, 1999 and December 31, 1998 were $3,282,386 and $308,626 and $1,207,759 and
     $110,380, respectively. Those loans with a probable loss have a specific reserve established. All other impaired loans are accounted for in the general allowance for loan loss. The average recorded investment in impaired loans during the first quarter 1999 was $2,245,072. No interest income was recognized during the first quarter 1999 on impaired loans.

     The activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998 is as follows:

                                                            THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------
                                                              1999             1998
                                                          ------------   -----------------
          Balance at the beginning of the period          $ 1,323,143         1,013,081

          Charge offs                                            (292)          (41,600)
          Recoveries                                            2,000            36,781
          Provision for loan losses                            74,881            62,253
                                                          ------------   -----------------

          Balance at the end of the period                $ 1,399,732         1,070,515
                                                          ------------   -----------------

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1999

                 (See accompanying review report of KPMG LLP)


     At March 31, 1999 and December 31, 1998, certain stockholders, directors and employees and their related interests were indebted to the Company in the aggregate amounts of $8,054,007 and $9,733,678, respectively. All such loans were made in the ordinary course of business.


(4)  DEPOSITS

     Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at March 31, 1999 and December 31, 1998 are as follows:

                                                   1999          1998
                                              -------------  ------------
          Three months or less                $ 27,793,969    22,607,438
          Three through twelve months            9,306,504     7,950,623
          Over one year                          1,621,449     1,380,460
                                              -------------  ------------

                                              $ 38,721,922    31,938,521
                                              -------------  ------------


(5)  COMMITMENTS

     In the normal course of business, the Company has various commitments to extend credit and standby letters of credit which are not reflected in the condensed consolidated financial statements. At March 31, 1999 and December 31, 1998, the Company had commitments to customers of approximately $73,281,184 and $68,306,642 and for approved lines of credit, $1,082,289 and $714,583 for standby letters of credit, and $29,044,440 and $29,135,729 for unfunded firm loan commitments, respectively.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 1999

                 (See accompanying review report of KPMG LLP)

(6)  BASIC AND DILUTED EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated as follows:

                                                                       INCOME             SHARES            PER SHARE
                                                                    (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                                 ----------------  ------------------   ----------------
     For the quarter ended March 31, 1999:
          BASIC AND DILUTED EARNINGS PER SHARE:
               Net income                                        $     385,480           721,019        $      .53
                                                                 ----------------  ------------------   ----------------
     For the quarter ended March 31, 1999:
          BASIC AND DILUTED EARNINGS PER SHARE:
               Net income                                        $     293,306           678,083        $      .43
                                                                 ----------------  ------------------   ----------------

(8)  NEW PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedge Activities" (FASB
     133). This standard which is effective for all fiscal quarters and all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of FASB 133 is not expected to have a significant impact on the financial position or operations of the Company.

     In October 1998, the FASB issued Financial Accounting Standards No, 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this Statement to have any impact on its consolidated financial statements.

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

Summary:
-------

     At the end of the first quarter of 1999, the Company had a profit of $385,480, as compared to a profit of $293,306 for the same period in 1998. This is primarily the result of interest income on loans increasing to $2,737,262 at March 31, 1999 compared to the same time period in 1998 of $2,264,095. This resulted in total interest income of $2,983,436 at the end of the first quarter of 1999 compared to $2,567,633 at the end of the first quarter of 1998.
Interest expense for the first quarter of 1999 was $1,333,343, compared to $1,122,465 for the same time period in 1998. While interest-bearing deposits increased to $117,629,710 as of March 31, 1999, compared to the year-end 1998 figure of $115,798,941, the rates paid on these deposits have remained the same since the second quarter of 1997.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average stockholder equity (ROAE). A comparison of these ratios for the first quarter of the last two years is as follows:

                              FOR THE THREE MONTHS ENDING

                          ---------------------------------
                                3/31/99        3/31/98
                          ---------------------------------
       ROAA                           .98%           .92%
      -----------------------------------------------------
       ROAE                         11.72%         10.20%
      -----------------------------------------------------
       NET INCOME            $    385,480   $    293,306
      -----------------------------------------------------
       AVERAGE ASSETS        $157,470,737   $129,455,636
      -----------------------------------------------------
       AVERAGE CAPITAL       $ 13,156,478   $ 11,499,782
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

                            FOR THE THREE MONTHS ENDING
                           --------------------------------
                              3/31/99       3/31/98
      -----------------------------------------------------
       INTEREST INCOME           $2,983,436     $2,567,633
      -----------------------------------------------------
       INTEREST EXPENSE          $1,333,343     $1,122,465
       ----------------------------------------------------
       NET INTEREST INCOME       $1,650,093     $1,445,168
      -----------------------------------------------------


     Net interest income of $1,650,093 for the first quarter of 1999 was a 14.2% increase over the same period in 1998, which had a net interest income of $1,445,168.

     On an annualized basis, the Company's net interest margin was 4.52% through the first quarter of 1999 compared to 4.79% through the first quarter of 1998.

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

     The Company's allowance for loan losses as of March 31, 1999 was $1,399,732, a 1.07% reserve on total loans outstanding. This compares to an allowance of $1,070,515, a 1.08% reserve of total loans outstanding, as of March 31, 1998.

     There are currently 15 non-accruing loans totaling $2,002,823 as of March 31, 1999. This compares with non-accruing loans of $1,246,771 as of March 31, 1998. Of the 1999 figure, five (5) loans totaling $778,912 are collateralized with first mortgages. One loan secured by a first mortgage on a residence is in the amount of $161,994. The borrower has entered into a stipulation agreement to make double payments until the loan is brought current. As of this date, the borrower has met the requirements of the stipulation, and the loan should be brought current during the second quarter of 1999.

     Another non-accrual loan secured by a first mortgage in the amount of $92,512 was brought current during the first quarter of 1999.

     Another non-accrual loan secured by a first mortgage in the amount of $347,248 is a builder/construction loan on a single-family residence. A foreclosure suit has been filed; however, in the interim, a sales contract has been offered. It is anticipated that, if this contract is executed, a closing would be scheduled for the end of April 1999. The builder has agreed to sign a deficiency judgment to cover the short-fall should this house sell.

     There are two loans totaling $177,158 secured by first mortgages on two houses to a builder/developer. The houses are 90% complete. These two loans are currently in the foreclosure process. One house has a foreclosure sale set during the month of May, and the other house will have a sale during the third quarter of 1999. It is anticipated that there will be a minimal loss to the Bank at this time.

     There was one unsecured loan in the amount of $2,608 that has been paid off. There is a second unsecured loan in the amount of $5,773. This loan has been restructured for minimal monthly payments until such time as the loan is brought current. There is the potential that a deficiency judgment will be brought against the borrower to collect on this loan.

     There is one loan in the amount of $81,633 secured by business assets and a custom parasail, boat and trailer. The borrower has entered into a stipulation agreement, and the loan has been brought current.

     There are three loans totaling $810,290 secured by business assets which have 75-80% guarantees from the Small Business Administration. These three loans are also secured by a cross-collateralization of mortgages on a personal residence of the principals. At the same time, there is a fourth loan to the principals in the amount of $140,839 secured by common stock which is traded on NASDEC. There is a fifth loan in the amount of $116,685 secured by a second mortgage on a second personal residence to the principals of the same corporation. The borrowers have requested a 90-day moratorium of principal and interest in an attempt to secure private investment funds to bring all loans current and have working capital in this business. It is anticipated that there will be a loss to the Bank, which will be determined during the third quarter of 1999.

     There is one loan secured by computer equipment in the amount of $6,186. This is a matured revolving line of credit to a business, which is in the process of being liquidated. The borrower has agreed to secure this loan by a second mortgage on their residence. The loan is to be paid out over a five-year period with no loss anticipated at this time.

     There is one loan in the amount of $59,897 secured by an airplane used for banner towing. An involuntary repossession has been filed, with a public auction set for May 1999. It is anticipated that there will be minimal loss to the Bank.

Non-Interest Income
-------------------

     Non-interest income in the first quarter of 1999 increased 15.7% to $248,901 compared to $215,209 for the same period in 1998. Service charge income on deposits increased to $27,599 for the first quarter of 1999 compared to $22,442 for the same period in 1998. Other income on deposit accounts, which includes collecting penalties on insufficient funds and checks, increased to $54,663 for the first quarter of 1999 compared to $49,782 for the same time period in 1998. Total other income, which includes income derived from credit cards, merchant accounts, safe deposit rental fees and wire transfers, increased to $47,616 through the first quarter of 1999 compared to $42,857 for the same time period in 1998.

Non-Interest Expense
--------------------

     Operating expenses increased $71,866 to $1,207,981 for the three (3) months ended March 31, 1999, compared with the same period for 1998, which had operating expenses of $1,136,115. Personnel expense, consisting of salaries, other compensation and employment benefits, increased $59,977 over the aforementioned period. This is a result of additional loan officers being hired during the third quarter of 1998, along with a support staff for these loan officers, and annual salary adjustments which went into effect during the first quarter of this year.

     Occupancy expense in the first quarter of 1999 increased 3.4% to $232,064 compared to $224,468 for the same period in 1998. Also, equipment expense, which is included under occupancy expense, increased $11,485 through the first quarter of 1999 compared to the same time period in 1998. This is a result of increased depreciation expense on both software and hardware on new computer systems, plus the maintenance and repair expense to maintain the computer systems. The investment in equipment will continue to grow due to the Company's commitment to maintain state-of-the-art capabilities and computer software information as it heads toward the year 2000. Conversion activities on the computer systems for the year 2000 are in process, and the Bank expects the conversion and testing to be completed by the second quarter of 1999. Expenditures in 1999 for the year 2000 project have amounted so far to $25,000.

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

Capital Resources
-----------------

     On January 27, 1989, the Office of the Comptroller of the Currency ("OCC") issued an amendment to 12 CFR Part 3 adopting final risk based capital guidelines for national banks. Developed in conjunction with the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System, these guidelines provide an additional measure of a bank's capital adequacy and are intended to reflect the relative degree of credit risk associated with various assets by setting different capital requirements for assets having less credit risk than others. Banks are required to systematically hold capital against such off-balance sheet activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. The guidelines strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loss reserves and other forms of equity, such as preferred stock, that can be counted as capital.

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At March 31, 1999, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.14% (10.60% for the Company on a consolidated basis). The Bank and the Company are well capitalized.

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

Year 2000 (Y2K)
---------------

     The Bank is aware of the potential risks involved in its technology-guided equipment that has been identified by the coming of the year 2000 ("Y2K") The Board of Directors has been pro-active in appointing a committee and coordinator, approving a budget and contingency plan for the Y2K. The Board of Directors monitors the Bank's Y2K progress on a monthly basis.

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

ECONOMIC VALUE OF EQUITY

     The interest rate risk ("IRR") component is a dollar amount that is deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its economic value of equity ("EVE") to changes in interest rates. An institution's EVE is calculated as the net discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR component is measured as the change in the ratio of EVE to the net present value of total assets as a result of a hypothetical 200 basis point change in market interest rates. A resulting decline in this ratio of more than 2% of the estimated present value of an institution's total assets prior to the hypothetical 200 basis point change will require the institution to deduct from its regulatory capital 50% of that excess decline. Based on quarterly calculations, the Bank experienced no such decline.

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

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. There were no substantial changes in the Company's asset/liability position in the quarter ended March 31, 1999.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank is involved at this time in any claims or lawsuits other than routine maters arising out of the normal day-to-day banking business.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UNDER SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     --------


----------------------------------------------------------------------------------
EXHIBIT              DESCRIPTION                            LOCATION
----------------------------------------------------------------------------------
    3.2  First Amended and Restated            Incorporated by reference from
         Bylaws of Commerce National           Exhibit 3.2 to the Company's
         Corporation effective January 14,     Report on Form 10-K for the fiscal
         1988                                  year ended December 31, 1992
----------------------------------------------------------------------------------
    3.3  First Amendment to First              Incorporated by reference from
         Amended and Restated Bylaws of        Exhibit 3.3 to the Company's
         Commerce National Corporation         Report on Form 10-Q for the fiscal
         dated effective May 26, 1998          quarter ended June 30, 1998
----------------------------------------------------------------------------------
    3.4  Articles of Restatement of the        Incorporated by reference from
         Articles of Incorporation of          Exhibit 3.4 to the Company's
         Commerce National Corporation,        Report on Form 10-Q for the fiscal
         and Amended and Restated              quarter ended June 30, 1998
         Articles of Incorporation,  filed
         June 22, 1998
----------------------------------------------------------------------------------
    4.1  Specimen copy of common stock         Incorporated by reference from
         certificate for Common Stock of       Exhibit 4.1 to the Company's
         Commerce National Corporation         Report on Form 10-K for the fiscal
                                               year ended December 31, 1992
----------------------------------------------------------------------------------
    4.2  Article IV of Articles of             Incorporated by reference from
         Incorporation of Commerce             Exhibit 3.1 to Registration No.
         National Corporation included in      2-98960-A
         the Articles of Incorporation of
         Commerce National Corporation
----------------------------------------------------------------------------------
    4.3  Stock Redemption/Repurchase           Incorporated by reference from
         Policy                                Exhibit 4.3 to the Company's
                                               Report on  Form 10-Q for the
                                               fiscal quarter ended June 30, 1993
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
EXHIBIT              DESCRIPTION                            LOCATION
----------------------------------------------------------------------------------
   10.1  First Amendment to Amended            Incorporated by reference from
         and Restated 1985 Commerce            Exhibit 10.1 to the Company's
         National Corporation Directors'       Report on Form 10-K for the
         Stock Plan dated October 20,          fiscal year ended December 31,
         1997                                  1997
----------------------------------------------------------------------------------
     27  Article 9 Financial Data Schedule     Attached
         (for SEC use only).
----------------------------------------------------------------------------------

(b)  FORM 8-K
     --------

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended March 31, 1999.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMERCE NATIONAL CORPORATION


Dated:  May 14, 1999
                                By:/s/ Guy D. Colado
                                   -----------------------------------------
                                    GUY D. COLADO, President and
                                    Chief Executive Officer


Dated:  May 14, 1999
                                By:/s/ Alan M. Scarboro
                                   -----------------------------------------
                                    ALAN M. SCARBORO,
                                    Secretary/Treasurer

                                 EXHIBIT INDEX
                                 -------------

----------------------------------------------------------------
EXHIBIT                         DESCRIPTION
----------------------------------------------------------------
27         Article 9 Financial Data Schedule (for SEC use only).
----------------------------------------------------------------