Form 10-Q
period 1999-06-30
COMMERCE NATIONAL CORP
filed 1999-08-12
CIK 773319

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

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

     On August 1, 1999, Commerce National Corporation (the "Company") had 721,019 shares of common stock, par value $0.10 per share, issued and outstanding.

                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The financial statements begin on the following page.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Financial Statements

                      June 30, 1999 and December 31, 1998

                                  (Unaudited)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY



                               Table of Contents



Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--June 30, 1999 and December 31, 1998

Condensed consolidated statements of operations (unaudited)--Three months ended June 30, 1999 and 1998; Six months ended June 30, 1999 and 1998

Condensed consolidated statements of cash flows (unaudited)--Six months ended June 30, 1999 and 1998

Selected notes to condensed consolidated financial statements (unaudited)--June
   30, 1999

The Board of Directors
Commerce National Corporation and Subsidiary:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of June 30, 1999 and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 1999 and 1998 and condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated February 4, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/ KPMG LLP


Orlando, Florida
July 15, 1999

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (Unaudited)




                                                       June 30,     December 31,
   Assets                                                1999           1998
                                                     ------------   ------------
Cash and due from banks                            $   5,949,842      5,221,144
Federal funds sold                                     4,400,000      8,100,000
Investment securities available for sale (note 2)     18,801,875     13,492,660
Loans, net (note 3)                                  134,615,500    122,929,105
Accrued interest receivable                              945,519        813,736
Premises and equipment, net                            3,566,046      3,698,955
Other real estate owned, net                              66,881           --
Deferred tax asset, net                                  674,831        458,990
Federal Reserve Bank stock, at cost                      199,500        178,500
Federal Home Loan Bank stock, at cost                    468,100        378,600
Prepaid expenses and other assets                        131,127        168,470
Executive supplemental income plan - cash
    surrender value life insurance policies            1,501,787      1,467,332


                                                     -----------    -----------
             Total assets                          $ 171,321,008    156,907,492
                                                     ===========    ===========




See accompanying review report of KPMG LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                                                                                   June 30,             December 31,
                          Liabilities                                                1999                   1998
                                                                               ----------------       -----------------
Deposits (note 4):
    Noninterest bearing                                                   $         23,642,339             21,301,512
    Interest bearing                                                               124,551,044            115,798,941
                                                                               ----------------       -----------------
             Total deposits                                                        148,193,383            137,100,453

Federal Home Loan Bank advances                                                      7,120,834              4,125,534
Other borrowed funds                                                                 2,011,809              2,189,251
Accrued interest payable                                                               190,145                191,744
Accounts payable and other liabilities                                                 373,077                333,781
                                                                               ----------------       -----------------
             Total liabilities                                                     157,889,248            143,940,763
                                                                               ----------------       -----------------

                          Stockholders' Equity

Common stock, par value $.10 per share (1,000,000 shares authorized; 742,819 shares issued and 721,019 shares
    outstanding at June 30, 1999 and December 31, 1998)                                 74,282                 74,282
Additional paid-in capital                                                           7,927,804              7,927,804
Retained earnings                                                                    5,867,742              5,182,057
Treasury stock, at cost (21,800 shares at June 30, 1999 and
    December 31, 1998)                                                                (208,640)              (208,640)
Accumulated other comprehensive loss                                                  (229,428)                (8,774)
                                                                               ----------------       -----------------
             Total stockholders' equity                                             13,431,760             12,966,729

Commitments and contingencies (note 5)
                                                                               ----------------       -----------------
             Total liabilities and stockholders' equity                   $        171,321,008            156,907,492
                                                                               ================       =================


                                           COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                                    Condensed Consolidated Statements of Operations (Unaudited)


                                                           Three months ended                        Six months ended
                                                               June 30,                                June 30,
                                                      -----------------------------           -----------------------------
                                                        1999                1998                1999               1998
                                                      ------------      -----------           ------------      -----------
Interest income:
       Loans                                   $       2,899,576          2,383,395            5,636,838          4,647,490
       Investment securities                             249,044            235,626              454,227            477,881
       Federal funds sold                                 23,990            132,787               54,272            182,687
       Federal Reserve Bank stock                          2,565              2,565                5,130              5,074
       Federal Home Loan Bank stock                        8,918              6,903               15,920             13,004
       Due from banks                                        540              3,261                1,682              6,034
                                                      -----------       -----------           ------------      -----------
            Total interest income                      3,184,633          2,764,537            6,168,069          5,332,170

Interest expense                                       1,412,487          1,234,219            2,745,830          2,356,684
                                                      -----------       -----------           ------------      -----------
            Net interest income                        1,772,146          1,530,318            3,422,239          2,975,486

Provision for loan losses                                123,881             62,253              198,762            124,506
                                                      -----------       -----------           ------------      -----------
            Net interest income after
               provision for loan losses               1,648,265          1,468,065            3,223,477          2,850,980
                                                      -----------       -----------           ------------      -----------
Other operating income:
       Customer service fees                             215,534            227,952              464,435            443,161
                                                      -----------       -----------           ------------      -----------
Other operating expenses:
       Salaries and benefits                             578,178            548,529            1,164,966          1,075,340
       Occupancy expense                                 218,482            226,620              450,546            451,088
       Legal and professional fees                        84,914             62,966              165,129            133,778
       Other expenses                                    384,535            303,743              693,449            615,750
       Loss on sale and write down of
           other real estate owned                          --               30,058                 --               32,075
                                                      -----------       -----------           ------------      -----------
                                                       1,266,109          1,171,916            2,474,090          2,308,031
                                                      -----------       -----------           ------------      -----------
            Net operating income
               before taxes                              597,690            524,101            1,213,822            986,110
Income tax expense                                       210,585            208,051              441,237            376,754
                                                      -----------       -----------           ------------      -----------
            Net earnings                       $         387,105            316,050              772,585            609,356
                                                      ===========       ===========           ============      ===========
Basic and diluted earnings per share
        (note 6)                               $            0.54               0.44                 1.07               0.87
                                                      ===========       ===========           ============      ===========

See accompanying review report of KPMG LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                   COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                                        Six months ended
                                                                                                            June 30,
                                                                                             --------------------------------------
                                                                                                  1999                   1998
                                                                                             ----------------   -------------------
Cash flows provided by operating activities:
    Net income                                                                      $           772,585                609,356

    Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation of  premises and equipment                                             152,902                156,742
            Net amortization of premiums and accretion of
              discounts on investment securities held to maturity
              and investment securities available for sale                                       18,882                (39,528)
              Provision for loan losses                                                         198,762                124,506
              Deferred loan origination fees                                                    (22,617)                27,046
              Deferred income taxes                                                             (82,838)               117,000
              Loss on sale of other real estate owned                                              --                   32,075
              Provision for other real estate owned                                               3,802                   --
              Executive supplemental income plan - additional
              cash surrender value                                                              (34,455)               (32,177)
              Cash provided by (used in) changes in:
                  Accrued interest receivable                                                  (131,783)               (69,461)
                  Prepaid expenses and other assets                                              37,343                 (6,905)
                  Accrued interest payable                                                       (1,599)                13,865
                  Accounts payable and other liabilities                                         39,296                143,370
                                                                                          ---------------          -------------
                  Net cash provided by operating activities                                     950,280              1,075,889
                                                                                          ---------------          -------------

Cash flows provided by (used in) investing activities:
    Net loans made to customers                                                             (11,946,882)           (10,242,380)
    Decrease (increase) in federal funds sold                                                 3,700,000             (6,950,000)
    Purchases of investment securities available for sale                                   (10,181,754)            (7,000,000)
    Proceeds from maturity of investment securities available for sale                        3,500,000              3,500,000
    Proceeds from called investment securities available for sale                             1,000,000              4,000,000
    Purchase of premises and equipment                                                          (19,993)               (22,650)
    Proceeds from sale of other real estate owned                                                13,659                263,043
    Redemption (purchase) of Federal Home Loan Bank stock                                       (89,500)               (37,300)
    Purchase of Federal Reserve Bank stock                                                      (21,000)                 --
                                                                                          ---------------          -------------
                  Net cash used in investing activities                                     (14,045,470)           (16,489,287)
                                                                                          ---------------          -------------

                   COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

            Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                           ---------------------------------
                                                                                              1999                   1998
                                                                                           -----------            ----------
Cash flows provided by (used in) financing activities:
    Net increase in demand deposits, NOW accounts and passbook
       savings accounts                                                                       3,547,492              5,474,343
       Net increase in certificates of deposit                                                7,545,438              6,164,216
       Principal payment on mortgage note payable                                               (14,939)               (13,787)
       (Decrease) increase in repurchase agreements                                            (162,503)               192,547
       Proceeds (repayments) on Federal Home Loan
            Bank borrowings                                                                   2,995,300                 (4,300)
       Shareholder dividends paid                                                               (86,900)               (65,586)
       Proceeds from employee stock options exercised                                              --                1,215,000
       Proceeds from sale of common stock                                                          --                    4,153
                                                                                            -----------            -----------
                  Net cash provided by financing activities                                  13,823,888             12,966,586
                                                                                            -----------            -----------
                  Net increase (decrease) in cash and cash equivalents                          728,698             (2,446,812)

Cash and cash equivalents at the beginning of period                                          5,221,144              6,095,762
                                                                                            -----------            -----------
Cash and cash equivalents at end of period                                          $         5,949,842              3,648,950
                                                                                            ===========            ===========
Cash paid during the period for:
    Interest                                                                        $         2,747,429              2,342,819
                                                                                            ===========            ===========

    Income taxes                                                                    $           497,163                235,436
                                                                                            ===========            ===========

Supplemental disclosure for non-cash items:
    Market value adjustment - investments available for sale:
       Investments                                                                  $          (367,672)               (11,445)
       Deferred income tax                                                                      138,244                  4,303
                                                                                            -----------            -----------
                  Unrealized loss on investments available for sale                 $          (229,428)                (7,142)
                                                                                            ===========            ===========

    Financing of other real estate owned                                            $              --                   43,496
                                                                                            ===========            ===========

    Transfer of loans to other real estate owned                                    $            84,342                   --
                                                                                            ===========            ===========

See accompanying review report of KPMG LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1999

                  (See accompanying review report of KPMG LLP)



(1)   Basis of Presentation

      (a)  Interim Financial Information

           The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.



      (b)  Derivative Financial Instruments

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

      (c)  Total Comprehensive Income

           Total comprehensive income for the three and six months periods ended June 30, 1999 and 1998 were $230,226, $551,931, $305,904 and
           $595,080, respectively.

                                      12                             (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1999

                  (See accompanying review report of KPMG LLP)



(2) Investment Securities Held to Maturity and Investment Securities Available for Sale

     The amortized cost and estimated market value of investments available for sale at June 30, 1999 and December 31, 1998 are as follows:



                          June 30, 1999              December 31, 1998
                    --------------------------   ---------------------------
                                   Estimated                     Estimated
                      Amortized     market        Amortized       market
                        cost         value          cost          value
                    -----------  -------------   ----------   --------------
U.S. Treasury
 securities and
 municipals

                  $  19,169,547    18,801,875    13,506,676     13,492,660
                    ===========  =============   ==========   ==============


     As of June 30, 1999, the Company had securities sold under agreement to repurchase of $1,756,304. All agreements were one day transactions, thus the carrying value, market value, and borrowings were equal at quarter end.

     The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At June 30, 1999, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements were held in safekeeping by a third party. During the quarter ended June 30, 1999, Agreements outstanding averaged approximately $2,637,074 and the maximum amount outstanding during the quarter was $3,698,195. Total interest expense paid on repurchase Agreements was $28,463 and $58,101 for the quarter ended June 30, 1999 and June 30, 1998, respectively, and $54,402 and $98,379 for the six months ended June 30, 1999 and June 30, 1998, respectively.

                                      13                             (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1999

                  (See accompanying review report of KPMG LLP)


(3)   Loans

      Major categories of loans included in the loan portfolio at June 30, 1999 and December 31, 1998 are summarized as follows:

                                                    1999            1998
                                                --------------  -------------

         Commercial-secured                     $  13,003,196    12,471,553
         Commercial-unsecured                       2,432,331     2,886,847
         Real estate - primarily commercial       117,921,581   105,820,828
         Other (installment and overdrafts)         3,199,125     3,559,619
                                                --------------  -------------

                                                  136,556,233   124,738,847
         Allowance for loan losses                 (1,476,751)   (1,323,143)
         Deferred loan origination fees              (463,982)     (486,599)
                                                --------------  -------------

                                                $ 134,615,500   122,929,105
                                                ==============  =============

      The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at June 30, 1999 and December 31, 1998 were $2,505,077 and $285,021 and $1,207,759 and
      $110,380, respectively. The average recorded investment in impaired loans during the second quarter 1999 was $1,856,418. No interest income was recognized during the quarter ended June 30, 1999 on impaired loans.

      The activity in the allowance for loan losses, for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 is as follows:

                                      Three months ended                Six months ended
                                           June 30,                         June 30,
                                 -------------------------      ------------------------------
                                     1999         1998               1999            1998
                                 ------------  -----------      --------------   -------------
    Balance at the beginning of
      the period                $ 1,399,732    1,070,515         1,323,143         1,013,081

    Charge offs                     (47,421)     (24,460)          (47,713)          (66,060)
    Recoveries                          559       22,063             2,559            58,844
    Provision for loan losses       123,881       62,253           198,762           124,506
                                 ------------  -----------      --------------   -------------

    Balance at the end of the
       period                   $ 1,476,751    1,130,371         1,476,751          1,130,371
                                 ===========   ===========      ==============   =============


                                      14                         (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1999

                  (See accompanying review report of KPMG LLP)



      At June 30, 1999 and December 31, 1998, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $7,513,432 and $9,733,678, respectively. All such loans were made in the ordinary course of business.


(4)   Deposits

      Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at June 30, 1999 and December 31, 1998 are as follows:

                                             1999         1998
                                         ------------  -----------

         Three months or less            $ 29,067,223  24,084,300
         Three through twelve months        8,750,266   8,722,146
         Over one year                      8,303,639   1,480,918
                                         ------------  -----------

                                         $ 46,121,128  34,287,364
                                         ============  ===========


(5)   Commitments

      In the normal course of business, the Bank has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At June 30, 1999 and December 31, 1998, the Bank had commitments to customers of approximately $945,921 and $714,583 for standby letters of credit, $30,584,359 and $29,135,729 for unfunded firm loan commitments and $75,854,162 and $68,306,642 for approved lines of credit, respectively.


                                      15                            (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1999

                  (See accompanying review report of KPMG LLP)



(6)  Basic and Diluted Earnings Per Share

     Basis and diluted earnings per share are calculated as follows:


                                                               Income           Shares        Per share
                                                             (numerator)     (denominator)     amount
                                                          ----------------  --------------  -------------
     For the three months ended June 30, 1999:
      Basic and diluted earnings per share:
             Net income                                   $     387,105          721,029   $      .54
                                                           ===============  ==============  =============

     For the three months ended June 30, 1998:
      Basic and diluted earnings per share:
             Net income                                   $     316,050          721,029   $      .44
                                                           ===============  ==============  =============

     For the six months ended June 30, 1999:
      Basic and diluted earnings per share:
             Net income                                   $     772,585          721,029   $      1.07
                                                           ===============  ==============  =============

     For the six months ended June 30, 1998:
      Basic and diluted earnings per share:
             Net income                                   $     609,356          699,652   $      .87
                                                           ===============  ==============  =============

(7)   Stock Option Plan

      The 1998 Commerce National Corporation Employees' Stock Option Plan (the "Plan") was adopted by the Company's shareholders on April 19, 1999. The Plan permits the Company to grant employees options to purchase the common stock of the Company at fair market value per share, but in no case shall the purchase price be less than $15.00 per share, which was fair market value at date of adoption. Pursuant to the Plan, immediately exercisable options have been granted to purchase 10,000 shares and shall not to exceed a total under the Plan of 100,000 shares.

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 June 30, 1999

                  (See accompanying review report of KPMG LLP)


(8)   New Accounting Pronouncements

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB 133). This standard requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. In June 1999, the FASB issued FASB 137, "Accounting for Derivative Instruments and Hedging Activities" deferral of the effective date of FASB 133, an Amendment of FASB 133." FASB 133, as amended, is now effective for all fiscal years beginning after June 15, 2000. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.



      In October 1998, the FASB issued Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed security as a trading security. The statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this standard to have any impact on its condensed consolidated financial statements.

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

Summary:
-------

     During the second quarter and the first six months of 1999, the Company had net income of $387,105 and $772,585, respectively. This compares with net income of $316,050 for the second quarter of 1998 and $609,356 for the first six months of 1998. This is the result of loans increasing to an all-time high of $134,615,500 at the end of the second quarter of 1999 compared to $122,929,105 at year-end 1998. This resulted in total interest income of $6,168,069 for the second quarter of 1999 compared to the same period in 1998 of $5,332,170. Interest expense for the second quarter ending June 30, 1999, was $1,412,487 compared to $1,234,219 for the same time period in 1998, while interest expense totaled $2,745,830 for the first six months of 1999 compared to $2,356,684 for the same period in 1998. While interest-bearing deposits increased to $124,551,044 as of June 30, 1999, compared to the year-end 1998 figure of $115,798,941, the rates paid on these deposits have fluctuated less than one percent (1%) since the second quarter of 1997.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first six months of the last two years is as follows:

                                     For the Six Months Ending
                                   -----------------------------

                                       6/30/99       6/30/98
                                   -----------------------------
                ROAA                        .95%           .91%
                ------------------------------------------------
                ROAE                      11.64%         10.36%
                ------------------------------------------------
                NET INCOME         $    772,585   $    609,356
                ------------------------------------------------
                AVERAGE ASSETS     $162,299,017   $133,920,167
                ------------------------------------------------
                AVERAGE CAPITAL    $ 13,431,760   $ 11,763,545
                ------------------------------------------------

Financial Position
------------------

     Total assets and total liabilities have increased $14,413,516 and $13,948,485, respectively, between December 31, 1998 and June 30, 1999. This is primarily due to an increase in loans of $11,686,395 and an increase in deposits of $11,092,930.

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



                                       For the Six Months Ending
                                       -------------------------

                                          6/30/99      6/30/98
                                        ------------------------
                INTEREST INCOME          $6,168,069   $5,332,170
                ------------------------------------------------
                INTEREST EXPENSE         $2,745,830   $2,356,684
                ------------------------------------------------
                NET INTEREST INCOME      $3,422,239   $2,975,486
                ------------------------------------------------


     Net interest income increased 12.3% in the second quarter and 13.1% in the first six months of 1999 compared to the same periods in 1998.

     On an annualized basis, the Company's net interest margin was 4.32% through the second quarter of 1999 compared to 4.56% through the second quarter of 1998.

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

Provision for Loan Losses
-------------------------

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The provision for loan losses was $123,881 and $62,253 for the three month periods ending June 30, 1999 and June 30, 1998, respectively. The provision for loan losses was $198,762 and $124,506 for the six month periods ending June 30, 1999 and June 30, 1998, respectively.

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

     The Company's allowance for loan losses as of June 30, 1999, was $1,476,751, a 1.09% reserve on total loans outstanding. This compares to an allowance of $1,130,371, a 1.04% reserve of total loans outstanding, as of June 30, 1998.

     There are currently nine (9) non-accruing loans totaling $1,337,941 as of June 30, 1999. This compares with non-accruing loans of $1,598,616 as of June 30, 1998.

     One non-accrual loan in the amount of $62,968 is secured by a second mortgage on the principal's residence and a third mortgage on commercial property. There is ample liquidity in the commercial property. The loan should be paid in full in the third quarter of this year.

     There is one non-accrual loan in the amount of $49,435 secured by a first mortgage on a residence owned by an estate. The loan will be paid in full in the third quarter of this year.

     One loan totaling $117,085 is secured by a first mortgage on a house to a builder/developer. This loan is currently in the foreclosure process. The house is 90% complete. The foreclosure sale is set for the third quarter of 1999. It is anticipated that there will be a minimal loss to the Bank at this time.

     There was one unsecured loan in the amount of $14,891 that has been turned over to attorneys for collection. There is the potential that a deficiency judgment will be brought against the borrower to collect on this loan.

     There are three (3) loans totaling $831,363 secured by business assets which have 75-80% guarantees from the Small Business Administration. These three loans are also secured by a cross-collateralization of mortgages on a personal residence of the principals. At the same time, there is a fourth loan to the principals in the amount of $142,971 secured by common stock which is traded on NASDAQ. There is a fifth loan in the amount of $119,228 secured by a second mortgage on a second personal residence to the principals of the same corporation. The borrowers have requested a 90-day moratorium of principal and interest in an attempt to secure private investment funds to bring all loans current and have working capital for this business. It is anticipated that there will be a loss to the Bank, which will be determined during the third quarter of 1999.

Non-Interest Income
-------------------

     Non-interest income in the second quarter of 1999 decreased 5% to $215,534 compared to $227,952 for the same period in 1998 while non-interest income for the first six months of 1999 increased 5% to $464,435 compared to $443,161 for the same time period in 1998. Service charge income on deposits increased to $54,473 through the first six months of 1999 compared to $44,827 for the same time period in 1998. Other income on time deposit accounts, which includes collecting penalties on insufficient funds and checks, increased to $111,844 through the first six months of 1999 compared to $105,618 for the same time period in 1998.

Non-Interest Expense
--------------------

     Operating expenses in the second quarter of 1999 increased 8% to $1,266,109 compared to $1,171,916 in the same period in 1998, while non-interest expense for the first six months of 1999 increased 7% to $2,474,090 compared to $2,308,031 for the same time period in 1998. Personnel expense, consisting of salaries, other compensation and employment benefits, increased $29,649 and $89,626 over the aforementioned periods. This is a result of additional hirings during the first six months of 1999 which increased salary expense and group insurance costs.

     Also, equipment expense, which is included under occupancy expense, increased $14,682 during the second quarter of 1999 compared to the same time period in 1998. This is a result of increased depreciation expense on both software and hardware on new computer systems, plus the maintenance and repair expense to maintain the computer systems. The investment in equipment will continue to grow due to the Company's commitment to maintain high quality capabilities and computer software information as it heads toward the year 2000. Conversion activities and testing on the computer systems for the year 2000 were completed in the second quarter of 1999. Expenditures in 1999 for the year 2000 project have amounted so far to $35,000.

     Advertising and business development expenses increased $25,057 during the first six months of 1999 compared to the same period in 1998. Also, data processing expense increased $13,017 in the first two quarters of 1999 as the Bank's customer base continued to grow.

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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At June 30, 1999, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.33% (10.60% for the Company on a consolidated basis). The Bank and the Company are well capitalized.

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

SFAS No. 133

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB
133). This standard requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. In June 1999, the FASB issued

FASB 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133, an Amendment of FASB 133." FASB 133, as amended, is now effective for all fiscal quarters and fiscal years beginning after June 15, 2000. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.

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

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. There were no substantial changes in the Company's asset/liability position in the quarter ended June 30, 1999.


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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of shareholders of the Company was held on April 19, 1999. At that meeting, Russell Barkett, Robert B. Boswell, M.D., Stephen G. Miller, Willie C. Moss and Frederick A. Raffa, Ph.D. were each elected as a director for a three (3) year term. Donald J. Barker, C. Durham Barnes, M.D., Robert E. Battaglia, Kenneth M. Clayton, Guy D. Colado, Ernst R. Janvrin, Anthony Lombardi, Jr., Jane H. Louttit and W. Charles Shuffield will continue as directors following the annual meeting.

          The shareholders, by a majority vote, approved the Company's new Employees' Stock Option Plan and Stock Option Agreement as approved by the Board of Directors on December 21, 1998 (collectively the "1998 Plan"). Of the 721,019 shares outstanding, 519,061 shares were voted in favor of the 1998 Plan, 30,650 shares were voted against the 1998 Plan, and 45,869 shares abstained from voting. The 1998 Plan was adopted by a majority of the members of the Board of Directors on December 21, 1998. Under the 1998 Plan, the Company may grant options to any employee to purchase shares of common stock of the Company, par value $0.10 per share. The Company may issue and sell up to 100,000 shares under the Plan. The Plan shall be administrated by the Board of Directors and shall be effective as of the date approved by the shareholders.

Item 5.    Other Information

           None.

Item 6.   Exhibits and Reports on Form 8-K

(a)    EXHIBITS
       --------

EXHIBIT             DESCRIPTION                           LOCATION
--------------------------------------------------------------------------------
    3.2  First Amended and Restated Bylaws   Incorporated by reference from
         of Commerce National Corporation    Exhibit 3.2 to the Company's
         effective January 14, 1988          Report on Form 10-K for the fiscal
                                             year ended December 31, 1992
--------------------------------------------------------------------------------
    3.3  First Amendment to First Amended    Incorporated by reference from
         and Restated Bylaws of Commerce     Exhibit 3.3 to the Company's
         National Corporation dated          Report on Form 10-Q for the fiscal
         effective May 26, 1998              quarter ended June 30, 1998
--------------------------------------------------------------------------------
    3.4  Articles of Restatement of the      Incorporated by reference from
         Articles of Incorporation of        Exhibit 3.4 to the Company's
         Commerce National Corporation,      Report on Form 10-Q for the fiscal
         and Amended and Restated Articles   quarter ended June 30, 1998
         of Incorporation,  filed June 22,
         1998
--------------------------------------------------------------------------------

EXHIBIT             Description                           LOCATION
--------------------------------------------------------------------------------
    4.1  Specimen copy of common stock       Incorporated by reference from
         certificate for Common Stock of     Exhibit 4.1 to the Company's
         Commerce National Corporation       Report on Form 10-K for the fiscal
                                             year ended December 31, 1992
--------------------------------------------------------------------------------
    4.2  Article IV of Articles of           Incorporated by reference from
         Incorporation of Commerce           Exhibit 3.1 to Registration No.
         National Corporation included in    2-98960-A
         the Articles of Incorporation of
         Commerce National Corporation
--------------------------------------------------------------------------------
    4.3  Stock Redemption/Repurchase Policy  Incorporated by reference from
                                             Exhibit 4.3 to the Company's
                                             Report on  Form 10-Q for the
                                             fiscal quarter ended June 30, 1993
--------------------------------------------------------------------------------
   10.1  First Amendment to Amended and      Incorporated by reference from
         Restated 1985 Commerce National     Exhibit 10.1 to the Company's
         Corporation Directors' Stock Plan   Report on Form 10-K for the fiscal
         dated October 20, 1997              year ended December 31, 1997
--------------------------------------------------------------------------------
   10.2  1998 Commerce National              Attached
         Corporation Employees' Stock
         Option Plan
--------------------------------------------------------------------------------
   10.3  1998 Commerce National              Attached
         Corporation Employees' Stock
         Option Agreement
--------------------------------------------------------------------------------
     27  Article 9 Financial Data Schedule   Attached
         (for SEC use only).
--------------------------------------------------------------------------------


(b)  REPORTS ON FORM 8-K.
     -------------------

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended June 30, 1999.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMERCE NATIONAL CORPORATION


Dated:  August 13, 1999
                                By:/s/ Guy D. Colado
                                   ----------------------------------
                                    GUY D. COLADO, President and
                                    Chief Executive Officer


Dated:  August 13, 1999
                                By:/s/ Alan M. Scarboro
                                   ----------------------------------
                                    ALAN M. SCARBORO,
                                    Secretary/Treasurer

                   INDEX OF EXHIBITS FILED WITH THIS REPORT
                   ----------------------------------------


EXHIBIT                             DESCRIPTION
--------------------------------------------------------------------------
   10.2  1998 Commerce National Corporation Employees' Stock Option Plan
--------------------------------------------------------------------------
   10.3  1998 Commerce National Corporation Employees' Stock Option
         Agreement
--------------------------------------------------------------------------
     27  Article 9 Financial Data Schedule (for SEC use only).
--------------------------------------------------------------------------