Form 10-Q
period 1999-09-30
COMMERCE NATIONAL CORP
filed 1999-11-01
CIK 773319

                                   FORM 10Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

   On November 1, 1999, Commerce National Corporation (the "Company") had 721,019 shares of common stock, par value $0.10 per share, issued and outstanding.

                  (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

The financial statements begin on the following page.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Financial Statements

                   September 30, 1999 and December 31, 1998

                     (Unaudited - See accompanying review
                              report of KPMG LLP)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY



                               Table of Contents



Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--September 30, 1999 and December 31, 1998

Condensed consolidated statements of operations (unaudited)--Three months ended September 30, 1999 and 1998; Nine months ended September 30, 1999 and 1998

Condensed consolidated statements of cash flows (unaudited)--Nine months ended September 30, 1999 and 1998

Selected notes to condensed consolidated financial statements (unaudited)--
  September 30, 1999

KPMG
111 North Orange Avenue, Suite 1600
P.O. Box 3031
Orlando, FL 32802


The Board of Directors
Commerce National Corporation and Subsidiary:


We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of September 30, 1999 and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1999 and 1998 and condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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



KPMG LLP

Orlando, Florida
October 14, 1999

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (Unaudited)


                                 Assets                   September 30,             December 31,
                                                              1999                      1998
                                                        ----------------            ------------
Cash and due from banks                                 $      8,314,417              5,221,144
Federal funds sold                                             7,200,000              8,100,000
Investment securities available for sale (note 2)             18,804,531             13,492,660
Loans, net (note 3)                                          137,103,259            122,929,105
Accrued interest receivable                                      951,695                813,736
Premises and equipment, net                                    3,590,833              3,698,955
Other real estate owned                                          210,826                   --
Deferred tax asset, net                                          751,897                458,990
Federal Reserve Bank stock, at cost                              199,500                178,500
Federal Home Loan Bank stock, at cost                            468,100                378,600
Prepaid expenses and other assets                                329,398                168,470
Executive supplemental income plan - cash
    surrender value life insurance policies                    1,519,942              1,467,332


                                                        ----------------           ------------
               Total assets                             $    179,444,398            156,907,492
                                                        ================           ============

See accompanying review report of KPMG LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                                                                             September 30,              December 31,
                             Liabilities                                         1999                       1998
                                                                          -------------------         --------------
Deposits (note 4):
    Noninterest bearing                                                  $         24,584,640             21,301,512
    Interest bearing                                                              130,567,608            115,798,941
                                                                          -------------------         --------------
            Total deposits                                                        155,152,248            137,100,453

Federal Home Loan Bank advances                                                     7,116,334              4,125,534
Other borrowed funds                                                                2,527,016              2,189,251
Accrued interest payable                                                              221,045                191,744
Accounts payable and other liabilities                                                616,319                333,781
                                                                          -------------------         --------------

            Total liabilities                                                     165,632,962            143,940,763
                                                                          -------------------         --------------

                       Stockholders' Equity

Common stock, par value $.10 per share
    (1,000,000 shares authorized; 742,819 shares issued and
    and 721,019 shares outstanding at September 30, 1999
    and December 31, 1998)                                                             74,282                 74,282
Additional paid-in capital                                                          7,927,804              7,927,804
Retained earnings                                                                   6,242,088              5,182,057
Treasury stock, at cost (21,800 shares at
    September 30, 1999 and December 31, 1998)                                        (208,640)              (208,640)
Accumulated other comprehensive income                                               (224,098)                (8,774)
                                                                          -------------------         --------------
            Total stockholders' equity                                             13,811,436             12,966,729

Commitments and contingencies (note 5)
                                                                          -------------------         --------------
            Total liabilities and stockholders' equity                   $        179,444,398            156,907,492
                                                                          ===================         ==============

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (Unaudited)

                                                         Three months ended                        Nine months ended
                                                           September 30,                             September 30,
                                                 ------------------------------------       --------------------------------
                                                      1999                   1998               1999                1998
                                                 ----------------       -------------       ------------       -------------
Interest income:
    Loans                                       $      3,021,930           2,579,546          8,658,768           7,227,036
    Investment securities                                265,224             201,560            719,451             679,441
    Federal funds sold                                   102,123             103,160            156,395             285,847
    Federal Reserve Bank stock                             3,368               2,565              8,498               7,639
    Federal Home Loan Bank stock                           8,849               7,393             24,769              20,397
    Due from banks                                         2,573               1,959              4,255               7,993
                                                 ----------------       -------------       ------------       -------------
           Total interest income                       3,404,067           2,896,183          9,572,136           8,228,353
Interest expense                                       1,587,688           1,268,971          4,333,518           3,625,655
                                                 ----------------       -------------       ------------       -------------
           Net interest income                         1,816,379           1,627,212          5,238,618           4,602,698
Provision for loan losses                                188,881              97,253            387,643             221,759
                                                 ----------------       -------------       ------------       -------------

           Net interest income after
              provision for loan losses                1,627,498           1,529,959          4,850,975           4,380,939
                                                 ----------------       -------------       ------------       -------------

Other operating income:
    Customer service fees                                220,298             259,524            684,733             702,685
Other operating expenses:
    Salaries and benefits                                599,223             584,175          1,764,189           1,659,515
    Occupancy expense                                    256,736             229,936            707,282             681,024
    Legal and professional fees                           99,638             (36,473)           300,475              97,305
    Other expenses                                       299,107             378,070            956,848             993,820
    Loss on sale and write down of
       other real estate owned                              --                  --                 --                32,075
                                                 ----------------       -------------       ------------       -------------
                                                       1,254,704           1,155,708          3,728,794           3,463,739
           Net income before taxes                       593,092             633,775          1,806,914           1,619,885
Income tax expense                                       218,746             200,036            659,983             576,790
                                                 ----------------       -------------       ------------       -------------
           Net income                           $        374,346             433,739          1,146,931           1,043,095
                                                 ================       =============       ============       =============

Basic and diluted earnings per
    share (note 6)                              $           0.52                 .60               1.59                1.48
                                                 ================       =============       ============       =============

See accompanying review report of KPMG LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                                 Nine months ended
                                                                                                    September 30,
                                                                                     -------------------------------------
                                                                                         1999                    1998
                                                                                     -------------          --------------
Cash flows provided by operating activities:
    Net income                                                                       $   1,146,931               1,043,095

    Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation of premises and equipment                                          246,279                 232,354
           Net amortization of premiums and accretion of
             discounts on investment securities held to maturity
             and investment securities available for sale                                   36,955                 (42,188)
           Provision for loan losses                                                       387,643                 221,759
           Deferred loan origination fees                                                  (10,835)                 76,123
           Deferred income taxes                                                          (163,116)                (14,085)
           Loss on sale of other real estate owned                                              --                  32,075
           Provision for other real estate owned                                             3,802                      --
           Executive supplemental income plan - additional cash
             surrender value                                                               (52,610)                (48,172)
           Cash provided by (used in) changes in:
             Accrued interest receivable                                                  (137,959)                (77,721)
             Prepaid expenses and other assets                                            (160,928)                (77,540)
             Accrued interest payable                                                       29,301                  29,303
             Accounts payable and other liabilities                                        282,538                 297,652
                                                                                     -------------          --------------
                Net cash provided by operating activities                                1,608,001               1,672,655
                                                                                     -------------          --------------
Cash flows provided by (used in) investing activities:
    Net loans made to customers                                                        (14,779,249)            (17,563,941)
    Decrease (increase) in federal funds sold                                              900,000              (2,950,000)
    Purchases of investment securities available for sale                              (11,693,941)             (7,500,000)
    Proceeds from maturity of investment securities available
       for sale                                                                          5,000,000               5,500,000
    Proceeds from calls of investment securities available for sale                      1,000,000               5,000,000
    Proceeds from maturities of investment securities
       held to maturity                                                                         --                 190,000
    Purchase of premises and equipment                                                    (138,157)                (38,048)
    Proceeds from sale of other real estate owned                                           13,659                 263,043
    Purchase of Federal Home Loan Bank stock                                               (89,500)                (37,300)
    Purchase of Federal Reserve Bank stock                                                 (21,000)                     --
                                                                                     -------------           -------------
                Net cash used in investing activities                                  (19,808,188)            (17,136,246)
                                                                                     -------------           -------------

                                      10                             (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                     --------------------------------------
                                                                                          1999                      1998
                                                                                     -------------             ------------
Cash flows provided by financing activities:
    Net increase in demand deposits, NOW accounts and
       passbook savings accounts                                                         7,325,049                5,023,631
    Net increase in certificates of deposit                                             10,726,746               10,115,254
    Principal repayment on mortgage note payable                                           (22,622)                 (20,872)
    Increase (decrease) in repurchase agreements                                           360,387               (1,069,100)
    Proceeds (repayments) on Federal Home Loan
       Bank borrowings                                                                   2,990,800                   (8,400)
    Shareholder dividends paid                                                             (86,900)                 (65,586)
    Proceeds from employee stock options exercised                                              --                1,215,000
    Proceeds from sale of common stock                                                          --                    4,153
                                                                                     -------------             ------------
                Net cash provided by financing activities                               21,293,460               15,194,080
                                                                                     -------------             ------------
                Net increase (decrease) in cash and cash equivalents                     3,093,273                 (269,511)

Cash and cash equivalents at the beginning of the period                             $   5,221,144                6,095,762
                                                                                     -------------             ------------
Cash and cash equivalents at the end of the period                                       8,314,417                5,826,251
                                                                                     =============             ============

Cash paid during the period for:
    Interest                                                                         $   4,304,217                3,596,352
                                                                                     =============             ============
    Income taxes                                                                     $     617,877                  463,350
                                                                                     =============             ============

Supplemental disclosures for noncash transactions:
   Market value adjustment - investments available for sale:
       Investments                                                                   $    (359,131)                  89,567
       Deferred income tax liability                                                       135,033                   33,677
                                                                                     -------------             ------------
                Unrealized gain on investments available for sale                    $     224,098                   55,890
                                                                                     =============             ============
    Financing of other real estate owned                                             $          --                   43,496
                                                                                     =============             ============
    Transfer of loans to other real estate owned                                     $     228,287                       --
                                                                                     =============             ============

See accompanying review report of KPMG LLP and accompanying selected notes to condensed consolidated financial statements (unaudited).

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1999

           (Unaudited - See accompanying review report of KPMG LLP)



(1)  Basis of Presentation

     (a)  Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

     (c)  Total Comprehensive Income

          Total comprehensive income for the three and nine months periods ended September 30, 1999 and 1998 were $379,676, $931,607, $434,127 and
          $1,029,207, respectively.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1999

           (Unaudited - See accompanying review report of KPMG LLP)


(2)  Investment Securities Available for Sale

     The amortized cost and estimated market value of investments available for sale at September 30, 1999 and December 31, 1998 are as follows:

                                                  September 30, 1999                          December 31, 1998
                                        --------------------------------------     --------------------------------------
                                                                  Estimated                                  Estimated
                                           Amortized               market            Amortized                market
                                             cost                   value              cost                   value
                                        ----------------     -----------------     ----------------     -----------------
     U.S. Treasury
        securities                      $     19,163,662            18,804,531           13,506,676            13,492,660
                                        ================     =================     ================     =================

     As of September 30, 1999, the Company had securities sold under agreement to repurchase of $2,279,194. All agreements were one day transactions, thus the carrying value, market value, and borrowings were equal at quarter end.

     The Company enters into sales of securities under agreements to repurchase ("Agreements"). Fixed-coupon Agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remains in the asset accounts. At September 30, 1999, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements were held in safekeeping by a third party. During the quarter ended September 30, 1999, Agreements outstanding averaged approximately $2,116,458 and the maximum amount outstanding during the quarter was $3,917,900. Total interest expense paid on repurchase Agreements was $29,511 and $38,687 for the quarter ended September 30, 1999 and September 30, 1998, respectively, and $83,913 and $137,066 for the nine months ended September 30, 1999 and September 30, 1998, respectively.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1999

           (Unaudited - See accompanying review report of KPMG LLP)


(3)  Loans

     Major categories of loans included in the loan portfolio at September 30, 1999 and December 31, 1998 are summarized as follows:

                                                              1999                     1998
                                                     --------------------      --------------------
          Commercial-secured                         $         10,624,689                12,471,553
          Commercial-unsecured                                  2,478,429                 2,886,847
          Real estate - primarily commercial                  124,124,838               105,820,828
          Other (installment and overdrafts)                    3,013,343                 3,559,619
                                                     --------------------      --------------------

                                                              139,241,299               124,738,847

          Allowance for loan losses                            (1,662,276)               (1,323,143)
          Deferred loan origination fees                         (475,764)                 (486,599)
                                                     --------------------      --------------------

                                                     $        137,103,259               122,929,105
                                                     ====================      ====================

     The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at September 30, 1999 and December 31, 1998 were $3,122,676 and $291,322 and $1,207,759 and
     $110,380, respectively. The average recorded investment in impaired loans during the third quarter was $2,165,218. No interest income was recognized during the quarter ended September 30, 1999 on impaired loans.

                                                                     (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999

            (Unaudited - See accompanying review report of KPMG LLP)


     The activity in the allowance for loan losses for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 is as follows:

                                                    Three months ended                   Nine months ended
                                                       September 30,                        September 30,
                                              -------------------------------      ------------------------------
                                                   1999             1998               1999             1998
                                              --------------    -------------      ------------     -------------
     Balance at the beginning of the period   $    1,476,751        1,130,371         1,323,143         1,013,081

     Charge offs                                      (3,776)          (9,675)          (51,489)          (75,735)
     Recoveries                                          420            4,154             2,979            62,998
     Provision for loan losses                       188,881           97,253           387,643           221,759
                                              --------------    -------------      ------------     -------------

     Balance at the end of the period         $    1,662,276        1,222,103         1,662,276         1,222,103
                                              ==============    =============      ============     =============

     At September 30, 1999 and December 31, 1998, certain stockholders, directors and employees were indebted to the Bank in the aggregate amounts of $7,319,445 and $9,733,678, respectively. All such loans were made in the ordinary course of business.

(4)  Deposits

     Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at September 30, 1999 and December 31, 1998 are as follows:

                                                1999                1998
                                          ----------------    ----------------
          Three months or less            $     27,248,243          32,151,951
          Three through twelve months            9,404,599           7,647,112
          Over one year                         11,982,750             907,267
                                          ----------------    ----------------

                                          $     48,635,592          40,706,330
                                          ================    ================

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                              September 30, 1999

           (Unaudited - See accompanying review report of KPMG LLP)



(5)  Commitments

     In the normal course of business, the Bank has various commitments to extend credit and standby letters of credit which are not reflected in the financial statements. At September 30, 1999 and December 31, 1998, the Bank had commitments to customers of approximately $968,421 and $714,583 for standby letters of credit, $32,473,770 and $29,135,729 for unfunded firm loan commitments and $77,612,695 and $68,306,642 for approved lines of credit, respectively.


(6)  Basic and Diluted Earnings Per Share

     Basic and diluted earnings per share are calculated as follows:

                                                              Income                  Share                Per share
                                                            (numerator)           (denominator)              amount
                                                        ----------------      -------------------      ----------------
For the three months ended September 30, 1999:
  Basic and diluted earnings per share:
      Net income                                        $        374,346                  721,019      $            .52
                                                        ================      ===================      ================

For the three months ended September 30, 1998:
  Basic and diluted earnings per share:
      Net income                                        $        433,739                  721,019      $            .60
                                                        ================      ===================      ================

For the nine months ended September 30, 1999:
  Basic and diluted earnings per share:
      Net income                                        $      1,146,931                  721,019      $           1.59
                                                        ================      ===================      ================

For the nine months ended September 30, 1998:
  Basic and diluted earnings per share:
      Net income                                        $      1,043,095                  706,849      $           1.48
                                                        ================      ===================      ================

                                       16                            (Continued)

                  COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1999

            (Unaudited - See accompanying review report of KPMG LLP)



(7)  Stock Option Plan

     The 1998 Commerce National Corporation Employees' Stock Option Plan (the "Plan") was adopted by the Company's shareholders on April 19, 1999. The Plan permits the Company to grant employees options to purchase the common stock of the Company at its fair market value per share, but in no case shall the purchase price be less than $15.00 per share, which was the fair market value at the date of adoption. Pursuant to the Plan, immediately exercisable options have been granted to purchase 10,000 shares and shall not exceed a total of 100,000 shares.


(8)  New Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB
     133). This standard requires all derivatives to be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. In June 1999, the FASB issued FASB 137, "Accounting for Derivative Instruments and Hedge Activities deferral of the effective date of FASB 133, an Amendment of FASB 133." FASB 133, as amended, is now effective for all fiscal years beginning after Jun15, 2000. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.

     In October 1998, the FASB issued Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this Statement to have any impact on its consolidated financial statements.

                                       17                            (Continued)

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

Summary:
-------

     During the third quarter and the first nine months of 1999, the Company had net income of $374,346 and $1,146,931, respectively. This compares with net income of $433,739 for the third quarter of 1998, and $1,040,095 for the first nine months of 1998. During 1999, loans have continued to increase quarter-by-quarter to all-time highs. At the end of the third quarter of 1999, loans stood at $137,103,259 compared to the year-end 1998 figure of $122,929,105. This resulted in total interest income of $9,572,136 at the end of the third quarter of 1999 compared to $8,228,353 for the same period in 1998. Interest expense for the third quarter ending September 30, 1999 was $1,587,688 compared to $1,268,971 for the same period in 1998, while interest expense totaled $4,333,518 for the first nine months of 1999 compared to $3,625,655 for the same period in 1998. While interest-bearing deposits increased to $130,567,608 as of September 30, 1999, compared to the year-end 1998 figure of $115,798,941, the rates paid on these deposits have fluctuated less than one percent (1%) since the second quarter of 1997.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average shareholder equity (ROAE). A comparison of these ratios for the first nine months of the last two years is as follows:

                                   ----------------------------------------
                                          For the Nine Months Ending
                                   ----------------------------------------
                                     9/30/99                      9/30/98
    -----------------------------------------------------------------------
     ROAA                                     .92%                    1.02%
    -----------------------------------------------------------------------
     ROAE                                   11.42%                   11.60%
    -----------------------------------------------------------------------
     NET INCOME                      $  1,146,931             $  1,043,095
    -----------------------------------------------------------------------
     AVERAGE ASSETS                  $167,486,867             $136,915,826
    -----------------------------------------------------------------------
     AVERAGE CAPITAL                 $ 13,408,233             $ 11,991,234
    -----------------------------------------------------------------------

Financial Position
------------------

     Total assets and total liabilities have increased $22,536,906 and $21,692,199, respectively, between December 31, 1998 and September 30, 1999. This is primarily due to an increase in loans of $14,174,154, investment securities available for sale of $5,311,871 and an increase in deposits of $18,051,795.

Net Interest Income
-------------------

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and shareholders' equity. Net interest income for the first nine months of the last two years is as follows:


                                    ---------------------------------------
                                           For the Nine Months Ending
                                    ---------------------------------------
                                              9/30/99              9/30/98
    -----------------------------------------------------------------------
          INTEREST INCOME                  $9,572,136           $8,228,353
    -----------------------------------------------------------------------
          INTEREST EXPENSE                 $4,333,518           $3,625,655
    -----------------------------------------------------------------------
          NET INTEREST INCOME              $5,238,618           $4,602,698
    -----------------------------------------------------------------------

     Net interest income increased 11.6% in the third quarter and 16.3% in the first nine months of 1999 compared to the same periods in 1998.

     On an annualized basis, the Company's net interest margin was 4.27% through the third quarter of 1999 compared to 4.69% through the third quarter of 1998.

     Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the banks' ability to manage their earning asset portfolios and the availability of particular sources of funds.

Provision and Allowance for Loan Losses
---------------------------------------

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The provision for loan losses was $188,881 and $97,253 for the three month periods ending September, 1999 and September 30, 1998, respectively. The provision for loan losses was $387,643 and $221,759 for the nine month periods ending September 30, 1999 and September 30, 1998, respectively.

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

     The Company's allowance for loan losses at September 30, 1999, was $1,662,276, or a 1.20% reserve on total loans outstanding. This compares to an allowance of $1,205,020, a 1.05% reserve of total loans outstanding, at September 30, 1998.

     There were nine non-accruing loans totaling $2,121,998 as of September 30, 1999. This compares with non-accruing loans of $1,569,969 as of September 30, 1998.

     There are three loans to one customer totaling $758,252 secured by business assets, which have 75-80% guarantees from the Small Business Administration. These three loans are also secured by a cross-collateralization of mortgages on a personal residence of the principals. At the same time, there is a fourth loan to the same principals in the amount of $136,125 secured by common stock, which is traded on NASDAQ. There is a fifth loan in the amount of $112,850 secured by a second mortgage on a second personal residence to the principals of the same corporation. During the third quarter of 1999, the above five loans were brought current.

     One non-accrual loan in the amount of $51,005 is secured by a second mortgage on the principal's residence. Also, a UCC filing has been placed on the principal's business assets. At the present, a foreclosure suit has been filed against the principals. It is anticipated that there will be a small loss to the Bank during the fourth quarter of 1999.

     There is one non-accrual loan in the amount of $128,187 secured by a commercial helicopter and additional engine components. The loan is on non-accrual because there is a dispute on an insurance claim for engine work on the helicopter. It is felt at this time that this loan will eventually be worked out. A lawsuit has been filed against all parties involved.

     One non-accrual loan in the amount of $63,889 is secured by a second mortgage on the principal's residence, and a third mortgage on commercial property. It is anticipated that this loan will be paid in full during the fourth quarter of this year.

     One non-accrual loan in the amount of $871,690 is secured by a first mortgage on a 61-lot subdivision. This subdivision is currently under contract with a national homebuilder subject to completion of the second phase of the subdivision. It is anticipated that this loan will be paid in full during the fourth quarter of 1999.

Non-Interest Income
-------------------

     Non-interest income for the third quarter of 1999 decreased 1.5% to $220,298 compared to $259,524 for the same period in 1998, while non-interest income for the first nine months of 1999 decreased 2.5% to $684,733 compared to $702,685 for the same period in 1998.

Non-Interest Expense
--------------------

     Operating expenses in the third quarter of 1999 increased 8.6% to $1,254,704 compared to $1,155,708 in the same period in 1998, while non-interest expense for the first nine months of 1999 increased 7.7% to $3,728,794 compared to $3,463,739 for the same time period in 1998. Personnel expense, consisting of salaries, other compensation and employment benefits, increased $15,048 and $104,674 over the aforementioned periods. This is a result of additional hirings during the first nine months of 1999, which increased salary expense and group insurance costs.

     Occupancy expense in the third quarter of 1999 increased 11.6% to $256,736 compared to $229,936 for the same period in 1998, while occupancy expense for the first nine months of 1999 increased 3.9% to $707,282, compared to $681,024 during the same time period in 1998. Also, equipment expense, which is included under occupancy expense, increased $26,153 during the third quarter of 1999 compared to the same time period in 1998. This is a result of increased depreciation expense on both software and hardware on new computer systems, plus the maintenance and repair expense to maintain the computer systems. The investment in equipment will continue to grow due to the Company's commitment to maintain high quality capabilities and computer software information as it heads toward the year 2000. Conversion activities and testing of the computer systems for the year 2000 were completed in the second quarter of 1999. Expenditures in 1999 for the year 2000 project have amounted so far to $35,000.

     Also, data processing expense increased $22,945 in the first three quarters of 1999 as the Bank's customer base continued to grow.

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

     Closely related to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities, which focuses on maintaining stability in the net interest spread, an important factor in earnings' growth and stability. The interest rate volatility of recent years and rate deregulation have significantly affected the way in which banks manage their business and have highlighted the importance of asset and liability management. For the Company, the most important objectives in assets and liability management include: (1) controlling interest rate exposure, (2) ensuring adequate liquidity, and (3) maintaining strong capital position.

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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At September 30, 1999, the Bank had a total risk based capital ratio of 10.45% (10.64% for the Company on a consolidated basis). The Bank and the Company are well capitalized.

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

Year 2000 (Y2K)
---------------

     The Bank is aware of the potential risks involved in its technology-guided equipment that has been identified by the coming of the year 2000 ("Y2K"). The Board of Directors has been pro-active in appointing a committee and coordinator, approving a budget and contingency plan for the Y2K. The Board of Directors monitors the Bank's Y2K progress on a monthly basis.

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

SFAS No. 133 and SFAS No. 137

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

SFAS No. 134

     In October 1998, the FASB issued Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that, after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed security as a trading security. The statement is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of this standard did not have any impact on the Company's consolidated financial statements.

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

     In adjusting the Company's asset/liability position, the Board of Directors and management attempt to manage the Company's interest rate risk while enhancing net interest margins. The rates, terms and interest rate indices of the Company's interest-earning assets result primarily from the Company's strategy of investing in loans and securities which permit the Company to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

     One method of measuring interest rate risk is to determine the earnings-at-risk for a given change in interest rates which is done on a quarterly basis. The impact on value (earnings) is significant because reduced earnings will affect capital. The change in interest rates does not necessarily represent an immediate or parallel shift.

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

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. There were no substantial changes in the Company's asset/liability position in the quarter ended September 30, 1999.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

     -----------------------------------------------------------------------------------------------
           EXHIBIT                  DESCRIPTION                            LOCATION
     -----------------------------------------------------------------------------------------------
             3.2        First Amended and Restated Bylaws of    Incorporated by reference from
                        Commerce National Corporation           Exhibit 3.2 to the Company's Report
                        effective January 14, 1988              on Form 10-K for the fiscal year
                                                                ended December 31, 1992
     -----------------------------------------------------------------------------------------------
             3.3        First Amendment to First Amended and    Incorporated by reference from
                        Restated Bylaws of Commerce National    Exhibit 3.3 to the Company's Report
                        Corporation dated effective May 26,     on Form 10-Q for the fiscal quarter
                        1998                                    ended June 30, 1998
     -----------------------------------------------------------------------------------------------
             3.4        Articles of Restatement of the          Incorporated by reference from
                        Articles of Incorporation of            Exhibit 3.4 to the Company's Report
                        Commerce National Corporation, and      on Form 10-Q for the fiscal quarter
                        Amended and Restated Articles of        ended June 30, 1998
                        Incorporation,  filed June 22, 1998
     -----------------------------------------------------------------------------------------------
             4.1        Specimen copy of common stock           Incorporated by reference from
                        certificate for Common Stock of         Exhibit 4.1 to the Company's Report
                        Commerce National Corporation           on Form 10-K for the fiscal year
                                                                ended December 31, 1992
     -----------------------------------------------------------------------------------------------
             4.2        Article IV of Articles of               Incorporated by reference from
                        Incorporation of Commerce National      Exhibit 3.1 to Registration No.
                        Corporation included in the Articles    2-98960-A
                        of Incorporation of Commerce
                        National Corporation
     -----------------------------------------------------------------------------------------------

       -----------------------------------------------------------------------------------------------
           EXHIBIT                DESCRIPTION                              LOCATION
       -----------------------------------------------------------------------------------------------
            4.3          Stock Redemption/Repurchase            Incorporated by reference fromExhibit
                         Policy                                 4.3 to the Company's  Report
                                                                on  Form 10-Q for the fiscal quarter
                                                                ended June 30, 1993
       -----------------------------------------------------------------------------------------------
           10.1          First Amendment to Amended and         Incorporated by reference from
                         Restated 1985 Commerce National        Exhibit 10.1 to the Company's Report
                         Corporation Directors' Stock Plan      on Form 10-K for the fiscal year
                         dated October 20, 1997                 ended December 31, 1997
       -----------------------------------------------------------------------------------------------
           10.2          1998 Commerce National Corporation     Incorporated by reference from
                         Employees' Stock Option Plan           Exhibit 10.2 to the Company's Report
                                                                on Form 10-Q for the fiscal quarter
                                                                ended June 30, 1999
       -----------------------------------------------------------------------------------------------
           10.3          1998 Commerce National Corporation     Incorporated by reference from
                         Employees' Stock Option Agreement      Exhibit 10.2 to the Company's Report
                                                                on Form 10-Q for the fiscal quarter
                                                                ended June 30, 1999
     -------------------------------------------------------------------------------------------------
            27           Article 9 Financial Data Schedule      Attached
                         (for SEC use only).
     -------------------------------------------------------------------------------------------------


(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Company for the fiscal quarter ended September 30, 1999.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMMERCE NATIONAL CORPORATION



Dated:  November 12, 1999
                                       By:/s/ Guy D. Colado
                                          -----------------------------
                                           GUY D. COLADO, President and
                                           Chief Executive Officer


Dated:  November 12, 1999              By:/s/ Alan M. Scarboro
                                          -----------------------------
                                           ALAN M. SCARBORO
                                           Secretary/Treasurer

                   INDEX OF EXHIBITS FILED WITH THIS REPORT
                   ----------------------------------------

--------------------------------------------------------------------------------
        EXHIBIT                            DESCRIPTION
--------------------------------------------------------------------------------
          27             Article 9 Financial Data Schedule (for SEC use only).
--------------------------------------------------------------------------------