Form 10-K
period 1999-12-31
COMMERCE NATIONAL CORP
filed 2000-03-29
CIK 773319

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended        December 31, 1999
                                   ---------------------------------

                                      OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         N/A          to           N/A
                                      ---------------           ---------------

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

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____
                                               ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.
           --------------

     The aggregate market value on March 1, 2000 of the Registrant's voting stock held by non-affiliates was $9,431,782.50. There was no formalized active market for Common Stock on said date, although there have been transactions in the last twelve months. The most recent transaction had a purchase price in the amount of $17.50 per share which is the amount the Registrant used for purposes of this disclosure.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     At March 1, 2000, the Registrant had 721,019 shares of common stock, par value $0.10 per share, issued and outstanding.


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

                                     NONE

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                               TABLE OF CONTENTS
                               -----------------


Item No.                                             Caption                                                     Page
--------                                             -------                                                     ----
PART I..........................................................................................................   1
     Item 1.  Business..........................................................................................   1
     Item 2.  Properties........................................................................................   8
     Item 3.  Legal Proceedings.................................................................................   9
     Item 4.  Submission of Matters to a Vote of Security Holders...............................................   9

PART II.........................................................................................................   9
     Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.........................   9
     Item 6.  Selected Financial Data...........................................................................  10
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............  11
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................................  28
     Item 8.  Consolidated Financial Statements.................................................................  29
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............  63

PART III........................................................................................................  63
     Item 10. Directors and Executive Officers of the Registrant................................................  63
     Item 11. Executive Compensation/Board Compensation.........................................................  67
     Item 12. Security Ownership of Certain Beneficial Owners and Management....................................  69
     Item 13. Certain Relationships and Related Transactions....................................................  72

PART IV.........................................................................................................  73
     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................  73

                                    PART I

Item 1.   Business
          --------

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

     The Company was authorized by the Board of Governors of the Federal Reserve System (the "FRB") to invest up to $1,500,000 of its capital to purchase loans from the Bank which were in excess of authorized lending limits of the Bank. As of March 1, 2000, the Company was participating in an aggregate of $359,351 on three (3) different loans with the Bank which were in excess of the authorized lending limits of the Bank.

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

                                  Competition

     As of March 1, 2000, there were nineteen (19) commercial banks, four (4) savings banks and several consumer finance companies in the Bank's perceived market area. Although the principal competition for the Bank is thought to come from existing financial institutions within the market area, it should be noted that there are several commercial banks and savings banks located outside but near the perceived market area. Most of the Bank's competitors have greater resources, broader geographic markets and higher lending limits and offer more services than the Bank. The right of banks in Florida to branch statewide and also the elimination of certain restrictions on interstate banking has heightened the competition of the Bank's market area.

     As of June 30, 1999, the Bank had approximately 1.77% of the deposits of Orange County, Florida.

     Offices affiliated with out-of-state financial institutions have entered Florida to offer financial services, including loans and deposit gathering activities. The State of Florida has adopted a reciprocal interstate regional banking law which permits bank holding companies headquartered outside of Florida to acquire Florida banks, provided Florida bank holding companies may likewise make bank acquisitions in the reciprocal state. Other out-of-state bank holding companies have entered the Florida banking market by acquiring thrift institutions. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), effective June 1, 1997, subject to legislation by Florida, banks and bank holding companies from any state in the country will be able to acquire a bank based in the State of Florida. Subject to legislation in Florida, banks from outside of Florida will be able to branch de novo into the State of Florida. Competition for deposit and loan opportunities in the Bank's market area is intense because of the accelerating pace of deregulation and geographic expansion noted above.

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

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") became public law. The GLB Act is expected to enhance competition in the financial services industry by providing a prudential framework for the affiliation of banks, securities firms, insurance companies and other financial service providers. It allows banking companies of all sizes to expand into other financial services.

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

                                   Employees

     The Company and the Bank as of March 1, 2000, had 55 full-time employees and 6 part-time employees. The employees of the Bank are not part of any collective bargaining unit.

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

     The Bank paid rental expenses, in aggregate, of approximately $463,496 for the year ended 1999 which represented $335,344 due under the lease agreement between the Company and Gateway Plaza, Ltd. and $128,152 due under the lease agreement between the Bank and Rollins College.

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

     The lease with Rollins College was assigned to the Bank on July 10, 1995, with the first payment having been made by the Bank on September 1, 1995. The lease was subsequently amended on August 31, 1995, December 14, 1998 and January 18, 2000 to expand the square footage of the leased premises. The initial term of the lease expired on January 17, 1999; however, the Bank exercised its first renewal option on December 14, 1998, and extended the lease until January 17, 2004. The Bank has four additional consecutive options to renew for a period of five years each.

Item 3.   Legal Proceedings
          -----------------

     The Bank is a party to various legal proceedings in the ordinary course of its business including its proceedings to collect loans or enforce security interests. In the opinion of management of the Bank, none of the existing legal proceedings will have a significant adverse impact on the business or the financial condition of the Bank.

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

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------

     As of March 1, 2000, there was no formally established trading market for the Company's shares of common stock, par value $0.10 per share (the "Common Stock"), although there have been recent transactions for the Common Stock. On that same date, the Company had approximately 463 shareholders based on the number of record holders. To date there has been little secondary trading in the Common Stock. The trading of the Common Stock between third parties reflected a value of $17.50 per share during the year ended 1999.

----------------------------------------------------------------------------------------------
                                1999                     1998                     1997
Quarter Ended            Market Price Range       Market Price Range       Market Price Range
                        ----------------------------------------------------------------------
                          High         Low         High         Low         High         Low
----------------------------------------------------------------------------------------------
December 31              $17.50       $17.50      $16.75       $16.75      $15.00       $14.50
----------------------------------------------------------------------------------------------
September 30             $17.50       $17.50      $18.00       $15.00      $13.50       $13.00
----------------------------------------------------------------------------------------------
June 30                  $17.50       $17.50      $16.00       $15.00      $13.50       $13.00
----------------------------------------------------------------------------------------------
March 31                 $17.50       $17.50      $10.00       $10.00      $13.00       $13.00
----------------------------------------------------------------------------------------------

     On June 21, 1993, the Company adopted a Stock Redemption/Repurchase Policy. As of March 1, 1999, 21,800 shares of the Company's common stock had been redeemed at a total price of $213,640, or $9.80 per share.

     The Board of Directors declared a cash dividend of $0.11 per share on the Company's outstanding shares of common stock payable to shareholders of record as of January 1, 1998. The dividend was paid on May 1, 1998.

     The Board of Directors declared a cash dividend of $0.12 per share on the Company's outstanding shares of common stock payable to shareholders of record as of December 31, 1999. The dividend was paid on March 25, 1999.

Item 6.   Selected Financial Data  (Consolidated)
          -----------------------

                                 ----------------------------------------------------------------------------------------
                                                                        DECEMBER 31
                                 ----------------------------------------------------------------------------------------
                                     1999               1998               1997              1996               1995
                                 ----------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Net Interest Income              $  6,952,975       $  6,286,227       $  5,330,982      $  4,305,644       $  3,767,327
-------------------------------------------------------------------------------------------------------------------------
Provisions for Loan Losses       $    406,270       $    424,012       $    179,000      $     90,000       $    175,000
-------------------------------------------------------------------------------------------------------------------------
Net Income                       $  1,532,032       $  1,439,507       $    538,506      $    648,336       $    472,965
-------------------------------------------------------------------------------------------------------------------------
Earnings Per Share -             $       2.12       $       2.03       $       0.88      $       1.13       $       0.90
Diluted
-------------------------------------------------------------------------------------------------------------------------
Total Assets                     $180,202,250       $156,907,492       $126,630,682      $114,865,968       $100,365,487
-------------------------------------------------------------------------------------------------------------------------
Long-Term Obligations            $  7,222,617       $  4,266,621       $  1,395,977      $  1,476,111       $  1,547,309
-------------------------------------------------------------------------------------------------------------------------
Average Equity                   $ 13,540,764       $ 12,214,771       $  9,492,971      $  8,857,813       $  7,613,835
-------------------------------------------------------------------------------------------------------------------------
Average Assets                   $170,000,093       $140,446,293       $120,729,118      $108,608,555       $ 89,803,441
-------------------------------------------------------------------------------------------------------------------------
Cash Dividends                   $       0.12       $       0.11                -0-               -0-                -0-
Per Share
-------------------------------------------------------------------------------------------------------------------------
Average Shares                        721,019            710,421            614,748           573,426            523,565
Outstanding - Diluted
------------------------------------------------------------------------------------------------------------------------

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

Summary

     For fiscal 1999, the Company had a profit of $1,532,032 as compared to a profit of $1,439,507 in 1998 and a profit of $538,506 in 1997. Net loans outstanding increased 14% to $139,882,070 from the 1998 year-end figure of $122,929,105. The 1997 year-end figure was $97,317,521. Interest expense on deposits and borrowed money in 1999 grew to $6,037,135, as opposed to $4,918,056 for year-end 1998 and $4,360,146 for year-end 1997. Total assets at year-end 1999 were $180,202,250, a 15% increase over 1998, and a 42% increase over 1997. Stockholders' equity at year-end 1999 was $14,063,911 or 7.8% of year-end assets. This compares to year-end 1998 stockholders' equity of $12,966,729, and year-end 1997 stockholders' equity of $10,403,847. Net income per diluted common share for 1999 was $2.12 per share, compared to $2.03 per share for 1998 and $0.88 per share for 1997.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average stockholders' equity (ROAE). A comparison of these ratios for the last three years is as follows:

                              ------------------------------------------------------------
                                        1999                1998                1997
------------------------------------------------------------------------------------------
ROAA                                        0.90%               1.02%               0.45%
------------------------------------------------------------------------------------------
ROAE                                       11.31%              11.78%               5.67%
------------------------------------------------------------------------------------------
Net Income                          $  1,532,032        $  1,439,507        $    538,506
------------------------------------------------------------------------------------------
Average Assets                      $170,000,093        $140,446,293        $120,729,118
------------------------------------------------------------------------------------------
Average Equity                      $ 13,540,764        $ 12,214,771        $  9,492,971
------------------------------------------------------------------------------------------
Average Equity to Assets                     8.0%                8.7%                7.9%
------------------------------------------------------------------------------------------

Financial Position

     Total assets and total liabilities have increased $23,294,758 and $22,197,576, respectively, during fiscal 1999. This is primarily due to an increase in loans of $16,952,965, investment securities available for sale of $5,080,309 and an increase in deposits of $17,288,211 and an increase in Federal Home Loan Bank ("FHLB") borrowings of $2,945,050.

Net Interest Income

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest bearing deposits, non-interest bearing deposits, and stockholders' equity. Net interest income for the last three years is as follows:

                              ------------------------------------------------------------
                                        1999                1998               1997
------------------------------------------------------------------------------------------
Interest Income                     $12,990,110         $11,204,283         $9,691,128
------------------------------------------------------------------------------------------
Interest Expense                    $ 6,037,135         $ 4,918,056         $4,360,146
------------------------------------------------------------------------------------------
NET INTEREST INCOME                 $ 6,952,975         $ 6,286,227         $5,330,982
------------------------------------------------------------------------------------------

     Net interest income of $6,952,975 represented an 11% increase over 1998 and a 30% increase over 1997. This is primarily the result of the increase in loan interest income which was $11,732,321, $9,945,556, and $8,488,762 at December 31, 1999, 1998, and 1997, respectively. Investment security income decreased in 1997 to $1,031,804, decreased in 1998 to $865,727, and increased to $980,782 in
1999. Federal funds sold income, typically a lower-yielding investment class, was $231,528, $355,148, and $137,240 at December 31, 1999, 1998, and 1997,
respectively. For further information, refer to the Rate/Volume Information chart.

     At the same time, interest-bearing deposits increased from $92,644,084 at year-end 1997 to $115,798,941 at year-end 1998 to $132,150,753 at year-end 1999.
Interest expense on deposits and borrowed money was $6,037,135, $4,918,056, and $4,360,146, at December 31, 1999, 1998, and 1997, respectively. The major component of the increase was time deposit interest expense of $3,693,882, $3,147,798, and $2,798,560, for December 31, 1999, 1998, and 1997, respectively.
For further information, refer to the Rate/Volume Information chart.

     The Company's net interest margin was 4.20% for the year ended December 31, 1999, compared to 4.84% for 1998 and 4.79% for 1997.

     Changes in net interest income from period to period result from increases or decreases in the average balances of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the banks' ability to manage their earning asset portfolios and the availability of particular sources of funds. See the rate/volume analysis that follows for an analysis of the impact of these elements on the change in net interest income for 1999, 1998 and 1997.

Provision and Allowance for Loan Losses

     The Company segregates the loan portfolio for loan loss evaluation purposes into the following broad segments such as: commercial real estate; residential real estate; commercial business; and consumer loan. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

     Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

     Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination. The Company and the Bank continue to be examined by the FRB, the OCC, a private loan review consultant, and a private compliance consultant.

     The most recent OCC safety and soundness examination was as of January 1999. The allowance for loan and lease losses was evaluated as part of this review. No change was recommended.

     The allowance for loan losses for year-end 1999 was $1,629,823, a 1.15% reserve of total loans outstanding. This compares to a year-end 1998 allowance of $1,323,143, a 1.06% reserve of total loans outstanding, and to a year-end 1997 allowance of $1,013,081, a 1.03% reserve of total loans outstanding.

     The charge-offs for 1999 were $102,789 while recoveries totaled $3,199. This compares to charge-offs in 1998 of $186,047 and recoveries of $72,097 and to charge-offs in 1997 of $71,588 and recoveries of $17,866. Non-accruing loans totaled $2,776,419, $782,547, and $1,113,608 at December 31, 1999, 1998, and
1997, respectively.

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The provision for loan losses was $406,270, $424,012 and $179,000 for the years ending December 31, 1999, December 31, 1998, and December 31, 1997, respectively. Management of the Bank believes that the allowance for loan losses was adequate as of December 31, 1999.

Non-Interest Income

     Non-interest income increased from $746,721 in 1997 to $959,235 in 1998 and decreased to $931,994 in 1999. The majority of the decline in 1999 was the result of less income collected on credit cards and wire transfer fees. Part of the increases in 1997 and 1998 were the result of increased income on service charges for demand accounts as all branches obtained more checking accounts. In 1997 and 1998, both debit card fee income and check order fee income increased.

Non-Interest Expense

     Operating expenses increased $503,771, or 11%, to $5,073,448, for year-end 1999, compared to $4,569,677 for year-end 1998, and $4,862,190 for year-end 1997. The 1997 figure included a one-time expense for a Directors' Stock Option Plan. The Directors' Stock Option expense of $650,000 was to record the expense at the remeasurement date, based on the stock value of $15.00 per share as opposed to the option price of $10.00 per share on 130,000 options.

     Personnel expense, consisting of salaries, other compensation and employment benefits, increased $158,401 to $2,374,896 for 1999, compared to $2,216,495 for 1998 and $1,999,237 for 1997. This is the result of additional hirings, annual salary adjustments and cost-of-living benefit increases, which increased salary expense and group insurance costs.

     Occupancy expense for year-end 1999 increased 7% to $972,414 compared to $909,041 for year-end 1998 and $847,358 for year-end 1997. Also, equipment expense, which is included under occupancy expense, increased $32,573 during 1998, and $68,269 during 1999. This is a result of increased depreciation expense on both software and hardware on new computer systems, plus the maintenance and repair expense to maintain the computer systems. Conversion activities and testing of the computer systems for the year 2000 were completed in the second quarter of 1999. Expenditures in 1999 for the year 2000 project amounted to $80,000.

     Also, data processing expense increased $26,882 to $187,365 during 1997, increased $37,379 to $224,744 during 1998 and increased $32,866 to $257,610 during 1999. The main reason for this increase in expense was that the Bank replaced all computer monitors in the teller areas to become Y2K compliant.

Income Taxes - Federal

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

Income Taxes - State

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

Liquidity

     Like other financial institutions, the Bank must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments, investment needs and expenses. Control of the Bank's cash flow requires, in addition to cash flow from operations, the anticipation of deposit flows and loan payments. The Bank's primary sources of funds are deposit accounts, FHLB advances and principal and interest payments on loans.

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

     During the year ended December 31, 1999, the Company increased its cash position by $588,985. The primary sources of this net cash position increase was a result of $17,288,211 in new demand deposits and certificates of deposit. In addition, the Company received $2,945,050 in advances from the FHLB and received proceeds of $245,750 from the sale of real estate. The primary use of funds was a result of increased lending. Net new loans booked during the course of the year were $17,244,741.

     It is management's opinion that the Company's liquidity position is adequate.

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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would be more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At December 31, 1999, the Bank had a total risk based capital ratio of 10.66% (10.75% for the Company on a consolidated basis). The Bank and the Company are well capitalized.

     The Company stands ready to infuse additional capital into the Bank should it be warranted.

Impact of Inflation

     The consolidated financial statements and related financial data and notes presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company and the Bank are monetary in nature. As a result, interest rates have a more significant impact on the performance of the Company and the Bank than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies.

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

     For the year ended December 31, 1999, the Company saw an increase in total assets, total stockholders' equity and earnings. These are the result of a number of factors but principally the community acceptance of the branches of the Bank which opened in 1995 and 1996 and which have started to produce the desired results. In addition, improvement in the loan portfolio of the Bank and reallocation of the assets of the Bank into higher income producing loans, as compared to other investments like Federal funds sold, has benefited the Company. Diluted earnings per share increased to $2.12 per share in 1999 from $2.03 per share in 1998 compared to $0.88 per share in 1997.

                            Statistical Information

              CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE
           AND AVERAGE YIELDS EARNED AND RATES PAID -- 1998 and 1997
          (Dollars in thousands, yields on taxable equivalent basis)

                                     --------------------------------------------------------------------------------------
                                                            1999                                        1998
---------------------------------------------------------------------------------------------------------------------------
                                              AVERAGE                                       AVERAGE
                                             BALANCES      INCOME          YIELD           BALANCES    INCOME        YIELD
              ASSETS                           (1)          (1)            RATES             (1)         (1)         RATES
---------------------------------------------------------------------------------------------------------------------------
  Loans                                      $135,508     $11,732          8.66%           $108,226     $ 9,945        9.19%
---------------------------------------------------------------------------------------------------------------------------
  Investment Securities                      $ 17,578     $   981          5.59%           $ 14,316     $   866        6.05%
---------------------------------------------------------------------------------------------------------------------------
  Funds Sold                                 $  4,536     $   232          5.12%           $  6,636     $   355        5.35%
---------------------------------------------------------------------------------------------------------------------------
  Interest-Bearing Deposits                  $    827     $    45          5.44%           $    783     $    38        4.85%
---------------------------------------------------------------------------------------------------------------------------
  Other Short-Term Investments                    -0-         -0-           -0-                 -0-         -0-         -0-
---------------------------------------------------------------------------------------------------------------------------
  TOTAL EARNING ASSETS                       $158,449     $12,990          8.20%           $129,961     $11,204        8.62%
---------------------------------------------------------------------------------------------------------------------------
  Cash                                       $  5,944         N/A           N/A            $  4,861         N/A         N/A
---------------------------------------------------------------------------------------------------------------------------
  Premises and Equipment                     $  3,619         N/A           N/A            $  3,812         N/A         N/A
---------------------------------------------------------------------------------------------------------------------------
  Allowance for Loan Losses                   ($1,492)        N/A           N/A             ($1,130)        N/A         N/A
---------------------------------------------------------------------------------------------------------------------------
  Other Assets                               $  3,480         N/A           N/A            $  2,942         N/A         N/A
---------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                            $170,000         N/A           N/A            $140,446         N/A         N/A
---------------------------------------------------------------------------------------------------------------------------

                                  -----------------------------------------------------------------------
                                                 1999                                  1998
---------------------------------------------------------------------------------------------------------
LIABILITIES AND                    AVERAGE                              AVERAGE
 STOCKHOLDER'S                     BALANCES                    YIELD    BALANCES                    YIELD
    EQUITY                          (1)        EXPENSES        RATES      (1)        EXPENSES       RATES
---------------------------------------------------------------------------------------------------------
 Interest Bearing Deposits:
---------------------------------------------------------------------------------------------------------
  NOW Accounts                     $ 15,401     $  327         2.12%     $ 11,471     $  229         2.00%
---------------------------------------------------------------------------------------------------------
  Savings                          $ 30,626     $1,237         4.04%     $ 24,104     $  979         4.06%
---------------------------------------------------------------------------------------------------------
  Money Market                     $  8,673     $  252         2.91%     $  9,265     $  282         3.04%
---------------------------------------------------------------------------------------------------------
  Certificates of Deposits         $ 68,564     $3,694         5.39%     $ 56,589     $3,148         5.56%
---------------------------------------------------------------------------------------------------------
  Other Time                            -0-        N/A          N/A           -0-        N/A          N/A
---------------------------------------------------------------------------------------------------------
   TOTAL INTEREST-
   BEARING DEPOSITS                $123,264     $5,510         4.48%     $101,429     $4,638         4.57%
---------------------------------------------------------------------------------------------------------
  Funds Purchased                  $    205     $   11         5.37%     $     49     $    3         6.12%
---------------------------------------------------------------------------------------------------------
  Other Short-Term Borrowings      $  2,922     $  123         4.14%     $  3,700     $  188         5.08%
---------------------------------------------------------------------------------------------------------
  Long-Term Debt                   $  6,465     $  393         6.08%     $  1,916     $   89         4.65%
---------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-
        BEARING
      LIABILITIES                  $  9,592     $  527         5.47%     $  5,665     $  280         4.94%
---------------------------------------------------------------------------------------------------------
  Demand Deposits                  $ 22,357        N/A          N/A      $ 19,863        N/A          N/A
---------------------------------------------------------------------------------------------------------
  Other Liabilities                $  1,246        N/A          N/A      $  1,274        N/A          N/A
---------------------------------------------------------------------------------------------------------
  Stockholders' Equity             $ 13,541        N/A          N/A      $ 12,215        N/A          N/A
---------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES
         AND
  STOCKHOLDERS' EQUITY             $170,000        N/A          N/A      $140,446        N/A          N/A
---------------------------------------------------------------------------------------------------------

                                             -----------------------------------------------------------------
                                               1999           1998           1997           1996         1995
--------------------------------------------------------------------------------------------------------------
  Interest Rate Spread                         3.72%          4.03%          4.11%          3.69%         3.89%
--------------------------------------------------------------------------------------------------------------
  Net Interest Income (in thousands)         $6,953         $6,286         $5,331         $4,306        $3,767
--------------------------------------------------------------------------------------------------------------
  Net Interest Margin (2)                      4.20%          4.84%          4.79%          4.32%         4.47%
--------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------
                                 YE December 31, 1999 vs. 1998             YE December 31, 1998 vs. 1997
                                  Increase (Decrease) Due To                 Increase (Decrease) Due to
                             ------------------------------------------------------------------------------
         Final                Volume            Rate       Total           Volume          Rate      Total
===========================================================================================================
Interest Income
---------------
-----------------------------------------------------------------------------------------------------------
  Loans                        $2,278          ($491)      $1,787          $1,681         ($224)     $1,457
-----------------------------------------------------------------------------------------------------------
  Investments                     177            (62)         115             (86)          (80)       (166)
-----------------------------------------------------------------------------------------------------------
  Fed Funds Sold                 (112)           (12)        (124)            212             6         218
-----------------------------------------------------------------------------------------------------------
  Interest Bearing
     Assets                        24            (21)           3               4             1           5
-----------------------------------------------------------------------------------------------------------
Total Earning Assets           $2,367          ($586)      $1,781          $1,811         ($297)     $1,514
===========================================================================================================
Interest Expenses
-----------------
-----------------------------------------------------------------------------------------------------------
  Deposits                     $  847         $   20       $  867          $  706         ($148)     $  558
-----------------------------------------------------------------------------------------------------------
  Borrowings                      200             47          247              67           (67)        -0-
-----------------------------------------------------------------------------------------------------------
Total Interest Bearing
   Liabilities                 $1,047         $   67       $1,114          $  773         ($215)     $  558
-----------------------------------------------------------------------------------------------------------
Net Margin                     $1,320          ($653)      $  667          $1,038          ($82)     $  956
-----------------------------------------------------------------------------------------------------------

                MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                    December 31, 1999 and December 31, 1998
                            (Dollars in thousands)

                                                 ------------------------------------------------------------------
                                                               1999                                1998
                                                 ------------------------------------------------------------------
                                                                        WEIGHTED                           WEIGHTED
                                                    CARRYING             AVERAGE            CARRYING        AVERAGE
                                                     VALUE                YIELD*              VALUE          YIELD*
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Other U.S. Government
Agencies and Corporations:
-------------------------------------------------------------------------------------------------------------------
  Due In One Year Or Less                                -0-                -0-              $ 5,021          5.80%
-------------------------------------------------------------------------------------------------------------------
  Due After One Year Through Five                $18,572,972               5.44%               8,472          5.85%
  Years
-------------------------------------------------------------------------------------------------------------------
  Due After Five Years Through                           -0-                -0-                  -0-           -0-
  Ten Years
-------------------------------------------------------------------------------------------------------------------
  Due After Ten Years                                    -0-                -0-                  -0-           -0-
-------------------------------------------------------------------------------------------------------------------
               TOTAL                             $18,572,972               5.44%             $13,493          5.83%
-------------------------------------------------------------------------------------------------------------------
States and Political Subdivisions:
-------------------------------------------------------------------------------------------------------------------
  Due In One Year Or Less                                -0-                -0-                  -0-           -0-
-------------------------------------------------------------------------------------------------------------------
  Due After One Year Through Five                        -0-                -0-                  -0-           -0-
  Years
-------------------------------------------------------------------------------------------------------------------
  Due After Five Years Through Ten                       -0-                -0-                  -0-           -0-
  Years
-------------------------------------------------------------------------------------------------------------------
  Due After Ten Years                                    -0-                -0-                  -0-           -0-
-------------------------------------------------------------------------------------------------------------------
Other Securities                                         -0-                -0-                  -0-           -0-
-------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES                      $18,572,972               5.44%             $13,493          5.83%
-------------------------------------------------------------------------------------------------------------------

* Weighted average yields are calculated on the basis of the carrying value of the security.

                       LOAN PORTFOLIO BY TYPES OF LOANS
                                (In thousands)

                                          ---------------------------------
                                          DECEMBER 31,        DECEMBER 31,
                                              1999                1998
          -----------------------------------------------------------------
          Commercial:
          -----------------------------------------------------------------
           Secured                          $  8,587               $ 12,472
          -----------------------------------------------------------------
           Unsecured                           3,652                  2,887
          -----------------------------------------------------------------
          Real Estate:
          -----------------------------------------------------------------
           Construction                       35,660                 29,868
          -----------------------------------------------------------------
           Mortgage                           90,730                 75,953
          -----------------------------------------------------------------
           Other Consumer Loans                3,354                  3,559
          -----------------------------------------------------------------
             TOTAL LOANS                    $141,983               $124,739
          -----------------------------------------------------------------



             LOAN MATURITY AND INTEREST RATE SENSITIVITY ANALYSIS
                               December 31, 1999
                                (In thousands)

                            ----------------------------------------------
                                     REMAINING MATURITIES OF LOANS
  ------------------------------------------------------------------------
  LOAN MATURITY (1)           TOTAL      1 YEAR       WITHIN       AFTER 5
                                                     1-5 YEARS      YEARS
  ------------------------------------------------------------------------
  Commercial                $ 12,239    $ 8,772      $ 3,220       $   247
  ------------------------------------------------------------------------
  Real Estate                126,390     30,539       26,818        69,033
  ------------------------------------------------------------------------
  Other                        3,354      2,344          972            38
  ------------------------------------------------------------------------
      TOTAL                 $141,983    $41,655      $31,010       $69,318
  ------------------------------------------------------------------------

(1)  Based upon scheduled principal payments.

                                      ----------------------------------------
                                             REMAINING MATURITIES OF LOANS
------------------------------------------------------------------------------
 INTEREST RATE SENSITIVITY             TOTAL        1 YEAR    WITHIN   AFTER 5
                                                            1-5 YEARS   YEARS
------------------------------------------------------------------------------
 Loans With:
------------------------------------------------------------------------------
  Predetermined Interest Rates        $ 42,482     $ 9,276   $13,066   $20,140
------------------------------------------------------------------------------
  Floating or Adjustable
   Interest  Rates                      99,501      32,379    17,944    49,178
------------------------------------------------------------------------------
                 TOTAL                $141,983     $41,655   $31,010   $69,318
------------------------------------------------------------------------------

Non-performing Assets and Loans Past Due 90 Days or More

     The following table summarizes the Company's non-accrual and past due loans as of December 31 for each year indicated.

                                          ------------------------------------
                                                       DECEMBER 31
                                          ------------------------------------
                                             1999          1998        1997
     -------------------------------------------------------------------------
     Non-accrual Loans                    $2,776,419     $782,547   $1,113,608
     -------------------------------------------------------------------------
     Accruing Loans Past Due 90
     Days or More                                -0-          -0-          -0-
     -------------------------------------------------------------------------
     Troubled Debt Restructurings         $  789,020     $115,217          -0-
     -------------------------------------------------------------------------

If interest due on all non-accrual loans had been accrued at the original contract rates, interest income would have been approximately $83,917 greater for 1997, approximately $42,776 greater for 1998, and approximately $131,247 greater for 1999.

     There were twelve (12) non-accruing loans totaling $2,776,419 as of December 31, 1999. This compares with non-accruing loans of $782,547 as of December 31, 1998, and non-accruing loans of $1,113,608 as of December 31, 1997.

     There are three (3) loans to one customer totaling $697,325 secured by business assets, which have 75% to 85% guarantees from the Small Business Administration. These three (3) loans are also secured by a cross-collateralization of mortgages on a personal residence of the principals. At the same time, there is a fourth loan to the same principals in the amount of $124,871 secured by common stock, which is traded on NASDAQ. There is a fifth loan in the amount of $102,194 is secured by a first mortgage on a personal residence to the principals of the same corporation. At December 31, 1999, the above five (5) loans were all current.

     One (1) non-accrual loan in the amount of $827,448 is secured by a first mortgage on a 61-lot subdivision. A Summary Judgment has been set for the first quarter of 2000. Once the foreclosure process is completed, the Bank will take possession of this subdivision and complete the second phase of the subdivision. There has been interest between local and national builders concerning this subdivision upon the completion and Certificate of Completion from the county. It is anticipated that there will be a minimal loss occurred during the year 2000 on this loan.

     There is one (1) non-accrual loan in the amount of $123,617 secured by a commercial helicopter and additional engine components. The loan is on non-accrual because there is a dispute on an insurance claim for engine work on the helicopter. A lawsuit has been filed against all parties involved. The Bank is negotiating with one of the guarantors on the original note who is considering taking over the loan.

     One non-accrual loan in the amount of $28,379 is secured by a second mortgage on the principal's residence and a third mortgage on commercial property. It is anticipated that this loan will be paid in full during the second quarter of this year.

     Two (2) non-accrual loans to the same corporation totaling $788,012 are secured by first mortgages on commercial buildings. Of this total figure, $292,500 will be paid off during the first month of the year 2000. The $495,512 balance on the second loan is current. It is felt that this loan will continue to be current and, after a 6-month period, will be taken off non-accrual.

     There were two (2) non-accrual loans to the same company totaling $84,573 secured by four (4) lots and a partially completed residential structure. This loan has since been paid in full.

     The following table, entitled Analysis of the Allowance for Loan Losses, summarizes the Bank's allowance for loan losses as of December 31, 1999.

                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

--------------------------------------------------------------------------------
                                                  Year       Year        Year
                                                 Ended       Ended       Ended
                                               12/31/99    12/31/98    12/31/97
--------------------------------------------------------------------------------
Balance at beginning of period                $1,323,143  $1,013,081  $  887,803
--------------------------------------------------------------------------------
Charge-offs
--------------------------------------------------------------------------------
     Domestic:
--------------------------------------------------------------------------------
          Commercial                              99,789     104,790      63,064
--------------------------------------------------------------------------------
          Real estate -- construction                -0-         -0-         -0-
--------------------------------------------------------------------------------
          Real estate -- mortgage                  3,000         -0-         -0-
--------------------------------------------------------------------------------
          Installment loans to individuals           -0-      81,257       8,524
--------------------------------------------------------------------------------
Recoveries:
--------------------------------------------------------------------------------
     Domestic:
--------------------------------------------------------------------------------
          Commercial                               3,153      72,097      17,866
--------------------------------------------------------------------------------
          Real estate -- construction                -0-         -0-         -0-
--------------------------------------------------------------------------------
          Real estate -- mortgage                    -0-         -0-         -0-
--------------------------------------------------------------------------------
          Installment loans to individuals            46         -0-         -0-
--------------------------------------------------------------------------------
Additions charged to operations                  406,270     424,012     179,000
--------------------------------------------------------------------------------
Balance at end of period                      $1,629,823  $1,323,143  $1,013,081
--------------------------------------------------------------------------------

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                   -----------------------------------------------------
                              1999                     1998
------------------------------------------------------------------------
                                    PERCENT
                                      OF                    PERCENT OF
                                   ESTIMATED                ESTIMATED
                                   LOANS IN                 LOANS IN
                                     EACH                     EACH
   BALANCE AT                      CATEGORY                 CATEGORY
  DECEMBER 31,                     TO TOTAL                 TO TOTAL
 APPLICABLE TO        AMOUNT         LOANS      AMOUNT        LOANS
------------------------------------------------------------------------
 Commercial        $  853,764       52.38%   $  729,510      55.47%
------------------------------------------------------------------------
 Real Estate          719,355       44.14%      541,027      40.53%
------------------------------------------------------------------------
 Consumer              56,704        3.48%       52,606       4.00%
------------------------------------------------------------------------
  ACTUAL TOTAL     $1,629,823      100.00%   $1,323,143     100.00%
------------------------------------------------------------------------


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

                COMPOSITION OF DEPOSITS FOR 1999, 1998 and 1997
                            (Dollars in thousands)

              ----------------------------------------------------------------------------------------------
                          1999                            1998                            1997
              ----------------------------------------------------------------------------------------------
               AVERAGES   % OF     AVERAGE     AVERAGES   % OF     AVERAGE     AVERAGES   % OF     AVERAGE
                         TOTAL    RATE PAID              TOTAL    RATE PAID              TOTAL    RATE PAID
------------------------------------------------------------------------------------------------------------
Demand         $ 22,357   15.35%     -0-       $ 19,863   16.37%     -0-       $ 15,420   14.63%       -0-
------------------------------------------------------------------------------------------------------------
NOW            $ 15,401   10.58%    2.00%      $ 11,471    9.46%    2.99%      $  9,184    8.71%      2.00%
------------------------------------------------------------------------------------------------------------
Savings        $ 30,626   21.03%    4.00%      $ 24,104   19.87%    4.00%      $ 19,115   18.13%      4.00%
------------------------------------------------------------------------------------------------------------
Money
Market         $  8,673    5.96%    2.75%      $  9,265    7.64%    2.75%      $ 11,015   10.45%      2.75%
------------------------------------------------------------------------------------------------------------
Certificate
of Deposit     $ 68,564   47.08%    5.54%      $ 56,589   46.66%    5.45%      $ 50,657   48.08%      5.40%
------------------------------------------------------------------------------------------------------------
TOTAL          $145,621  100.00%    3.83%      $121,292  100.00%    3.73%      $105,391  100.00%      3.79%
------------------------------------------------------------------------------------------------------------

                  MATURITY OF CERTIFICATES OF DEPOSIT (CD'S)
                            AND OTHER TIME DEPOSITS
                        IN AMOUNTS OF $100,000 OR MORE
                               December 31, 1999
                                (In thousands)

     ------------------------------------------------------------
           MONTHS TO        CD'S        DOMESTIC     OTHER TIME
           MATURITY                     DEPOSITS        TOTAL
     ------------------------------------------------------------
     3 Or less            $33,649          0           $33,649
     ------------------------------------------------------------
     Over 3 through 12     36,935          0            36,935
     ------------------------------------------------------------
     Over 12                5,502          0             5,502
     ------------------------------------------------------------
          TOTAL           $76,086          0           $76,086
     ------------------------------------------------------------

Year 2000 (Y2K)

     During 1999, the Bank worked diligently to bring all systems into year 2000 ("Y2K") compliance. The Board of Directors approved a Y2K budget as prepared by the Y2K committee in the approximate amount of $80,000. The Y2K committee was in-house on January 1, 2000 for a system check and validation of equipment and software. The validations were a success and, at this time, there are no Y2K unresolved issues for the Bank.

     The Bank's regulatory agency, the OCC, has frequently visited or telephoned the Bank's committee coordinator for continual oversight of the Bank's progress in the Y2K compliancy. The FRB and the Office of Thrift Supervision review the progress of M&I for assurance that M&I is progressing satisfactorily with M&I's Y2K action plan.

Impact of Recent Accounting Pronouncements

SFAS No. 133 and SFAS No. 137

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (FASB
133). This standard requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. In June 1999, the FASB issued FASB 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB No. 133, an Amendment of FASB 133." FASB 133, as amended, is now effective for all fiscal quarters and fiscal years beginning after June 15, 2000. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.

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

Interest Rate Risk Management

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

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. There were no substantial changes in the Company's asset/liability position during fiscal 1999.

Item 8.   Consolidated Financial Statements
          ---------------------------------

     The required financial information begins on the following page.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                       Consolidated Financial Statements

                 Years ended December 31, 1999, 1998 and 1997


                  (With Independent Auditors' Report Thereon)

KPMG
111 North Orange Avenue, Suite 1600
P.O. Box 3031
Orlando, FL 32802

                         Independent Auditors' Report


The Board of Directors
Commerce National Corporation
  and Subsidiary:

We have audited the accompanying consolidated balance sheets of Commerce National Corporation and subsidiary as of December 31, 1999 and 1998, the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commerce National Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                 /s/ KPMG LLP


January 24, 2000, except for Note 20 which is as of March 3, 2000

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                          Consolidated Balance Sheets
                          December 31, 1999 and 1998



               Assets                                                     1999            1998
                                                                      ------------    ------------
Cash and due from banks                                               $  7,210,129       5,221,144
Federal funds sold                                                       6,700,000       8,100,000
Investment securities available for sale                                18,572,969      13,492,660
Loans, less allowance for loan losses of $1,629,823
   for 1999 and $1,323,143 for 1998                                    139,882,070     122,929,105
Accrued interest receivable                                                992,636         813,736
Premises and equipment, net                                              3,580,117       3,698,955
Federal Reserve Bank stock, at cost                                        207,000         178,500
Federal Home Loan Bank stock, at cost                                      468,100         378,600
Independent Bankers' Bank of Florida stock, at cost                        121,270             --
Deferred income taxes, net                                                 815,510         458,990
Prepaid expenses and other assets                                          114,770         168,470
Executive supplemental income plan - cash surrender value
   life insurance policies                                               1,537,679       1,467,332
                                                                      ------------    ------------
          Total assets                                                $180,202,250     156,907,492
                                                                      ============    ============

              Liabilities and Shareholders' Equity

Deposits:
   Noninterest bearing                                                $ 22,237,911      21,301,512
   Interest bearing                                                    132,150,753     115,798,941
                                                                      ------------    ------------
          Total deposits                                               154,388,664     137,100,453
Federal Home Loan Bank advances                                          7,070,584       4,125,534
Other borrowed funds                                                     4,050,448       2,189,251
Accrued interest payable                                                   272,405         191,744
Accounts payable and other liabilities                                     356,238         333,781
                                                                      ------------    ------------
          Total liabilities                                            166,138,339     143,940,763
                                                                      ------------    ------------
Shareholders' equity:
   Common stock, $.10 par value per share. Authorized 1,000,000 shares; 742,819 shares issued and 721,019 shares
     outstanding at December 31, 1999 and 1998                              74,282          74,282
   Additional paid-in capital                                            7,927,804       7,927,804
   Retained earnings                                                     6,627,567       5,182,057
   Treasury stock, at cost (21,800 shares at December 31, 1999
   and 1998)                                                              (208,640)       (208,640)
   Accumulated other comprehensive income (loss)                          (357,102)         (8,774)
                                                                      ------------    ------------
          Total shareholders' equity                                    14,063,911      12,966,729

Commitments and contingencies (notes 12 and 18)
                                                                      ------------    ------------
          Total liabilities and shareholders' equity                  $180,202,250     156,907,492
                                                                      ============    ============

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Consolidated Statements of Operations
    For each of the years in the three-year period ended December 31, 1999

                                                                  1999            1998            1997
                                                            ---------------  --------------  --------------
Interest income:
    Loans                                                   $  11,732,321       9,945,556       8,488,762
    Investment securities                                         980,782         865,727       1,031,804
    Federal funds sold                                            231,528         355,148         137,240
    Other                                                          45,479          37,852          33,322
                                                            ---------------  --------------  --------------
        Total interest income                                  12,990,110      11,204,283       9,691,128

Interest expense:
    Deposits and other borrowed money                           6,037,135       4,918,056       4,360,146
                                                            ---------------  --------------  --------------
        Net interest income                                     6,952,975       6,286,227       5,330,982
Provision for loan losses                                         406,270         424,012         179,000
                                                            ---------------  --------------  --------------

        Net interest income after provision
           for loan losses                                      6,546,705       5,862,215       5,151,982
                                                            ---------------  --------------  --------------
Other income, primarily customer service fees                     931,994         959,235         746,721
                                                            ---------------  --------------  --------------

Other expenses:
    Salaries and benefits                                       2,374,896       2,216,495       1,999,237
    Directors stock option plan                                       --              --          650,000
    Occupancy expense                                             972,414         909,041         847,358
    Advertising and public relations                              211,445         162,967         149,364
    Legal and professional fees                                   379,397         221,224         281,050
    Stationery and printing supplies                               84,360          79,937          59,805
    Data processing expense                                       257,610         224,744         187,365
    Insurance                                                      64,875          58,696          65,713
    Loss on sale of other real estate owned                         8,622          32,073           6,687
    Other expenses                                                719,829         664,500         615,611
                                                            ---------------  --------------  --------------
                                                                5,073,448       4,569,677       4,862,190
                                                            ---------------  --------------  --------------

        Income before income taxes                              2,405,251       2,251,773       1,036,513
    Income tax expense                                            873,219         812,266         498,007
                                                            ---------------  --------------  --------------
        Net income                                          $   1,532,032       1,439,507         538,506
                                                            ===============  ==============  ==============

Basic earnings per share                                    $        2.12            2.03            0.90
                                                            ===============  ==============  ==============

Diluted earnings per share                                  $        2.12            2.03            0.88
                                                            ===============  ==============  ==============

Dividends paid per share                                    $        0.12            0.11             --
                                                            ===============  ==============  ==============

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Consolidated Statements of Shareholders' Equity and Comprehensive Income
    For each of the years in the three-year period ended December 31, 1999

                                                                                          Accumulated
                                                      Additional              Treasury       other                         Total
                                             Common    paid-in    Retained   stock, at   comprehensive   Comprehensive shareholders'
                                             stock     capital    earnings      cost     income (loss)      income        equity
                                            --------  ----------  ---------  ----------  --------------  ------------- ------------
Balances, December 31, 1996                  $61,759   6,065,310  3,269,630    (208,640)      40,361                      9,228,420

Directors stock option plan                       --     650,000         --          --           --                        650,000
Sale of common stock                              45       5,819         --          --           --                          5,864
Comprehensive income:
    Net income                                    --          --    538,506          --           --           538,506      538,506
    Other comprehensive income, net of tax
       unrealized loss on securities              --          --         --          --      (18,943)          (18,943)     (18,943)
                                                                                                            ----------
Comprehensive income                                                                                        $  519,563
                                                                                                            ==========
                                             -------   ---------  ---------    --------     --------                     ----------
Balances, December 31, 1997                   61,804   6,721,129  3,808,136    (208,640)      21,418                     10,403,847

Directors stock options exercised             12,451   1,202,549         --          --           --                      1,215,000
Sale of common stock                              27       4,126         --          --           --                          4,153
Dividends paid                                    --          --    (65,586)         --           --                        (65,586)
Comprehensive income:
    Net income                                    --          --  1,439,507          --           --         1,439,507    1,439,507
    Other comprehensive income, net of tax
       unrealized loss on securities              --          --         --          --      (30,192)          (30,192)     (30,192)
                                                                                                            ----------
Comprehensive income                                                                                        $1,409,315
                                                                                                            ==========
                                             -------   ---------  ---------    --------     --------                     ----------
Balances, December 31, 1998                   74,282   7,927,804  5,182,057    (208,640)      (8,774)                    12,966,729

Dividends paid                                    --          --    (86,522)         --           --                        (86,522)
Comprehensive income:
    Net income                                    --          --  1,532,032          --           --         1,532,032    1,532,032
    Other comprehensive income, net of tax
       unrealized loss on securities              --          --         --          --     (348,328)         (348,328)    (348,328)
                                                                                                            ----------
Comprehensive income                                                                                        $1,183,704
                                                                                                            ==========
                                             -------   ---------  ---------    --------     --------                     ----------
Balances, December 31, 1999                  $74,282   7,927,804  6,627,567    (208,640)    (357,102)                    14,063,911
                                             =======   =========  =========    ========     ========                     ==========

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

    For each of the years in the three-year period ended December 31, 1999

                                                                                    1999            1998           1997
                                                                               ------------    ------------   ------------
Cash flows provided by operating activities:
     Net income                                                                $  1,532,032       1,439,507        538,506
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation of premises and equipment                                     349,631         310,388        306,327
         Deferred income taxes                                                     (146,585)        (39,280)      (147,901)
         Net amortization of premiums and (accretion)
          of discounts on investment securities                                      55,369         (22,119)       (64,937)
         Provision for loan losses                                                  406,270         424,012        179,000
         Directors stock option plan                                                     --              --        650,000
         Deferred loan origination fees, net of amortization                        (14,904)        113,417         25,635
         Loss on sale of other real estate owned                                      8,622          32,073          6,687
         Executive supplemental income plan--
          additional cash surrender value                                           (70,347)        (64,626)       (63,897)
         Cash provided by (used in) changes in:
          Accrued interest receivable                                              (178,900)        (64,839)       (25,568)
          Prepaid expenses and other assets                                          53,700         (83,169)        28,997
          Accrued interest payable                                                   80,661          58,610         (3,142)
          Accounts payable and other liabilities                                     22,457          (2,216)        87,930
                                                                               ------------    ------------   ------------

              Net cash provided by operating activities                           2,098,006       2,101,758      1,517,637
                                                                               ------------    ------------   ------------

Cash flows provided by (used in) investing activities:
     Loans (net of collections)                                                 (17,598,703)    (26,159,208)   (11,037,444)
     Purchases of investment securities available for sale                      (11,693,941)    (11,519,121)    (7,500,815)
     Proceeds from maturity of investment securities held to maturity                    --         190,000             --
     Proceeds from maturity of investment securities available for sale           5,000,000       7,000,000      7,000,000
     Proceeds from called investment securities available for sale                1,000,000       6,500,000      1,000,000
     Purchase of cash surrender value life insurance
       policies to fund executive supplemental income                                    --        (100,000)            --
     Purchase of Federal Home Loan Bank stock                                       (89,500)        (37,300)       (41,300)
     Purchase of Federal Reserve Bank stock                                         (28,500)         (7,500)       (21,000)
     Purchase of Independent Bankers' Bank of Florida stock                        (121,270)             --             --
     Purchase of premises and equipment                                            (230,793)        (84,092)      (279,703)
     Proceeds from refinancing of other real estate owned                               --            4,300             --
     Proceeds from the sale of other real estate owned                              245,750         225,444        358,372
                                                                               ------------    ------------   ------------

              Net cash used in investing activities                             (23,516,957)    (23,987,477)   (10,521,890)
                                                                               ============    ============   ============

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

    For each of the years in the three-year period ended December 31, 1999


                                                                       1999                1998            1997
                                                                   -------------       -----------      -----------
Cash flows provided by financing activities:
     Net increase in demand deposits, NOW accounts
       and passbook savings accounts                                   3,379,541        12,194,941        7,819,123
     Net increase in certificates of deposit                          13,908,670        13,779,812        2,262,307
     Principal repayments on mortgage notes payable                      (30,475)          (28,120)         (25,949)
     Increase (decrease) in repurchase agreements                      1,891,672        (1,238,099)         495,131
     Proceeds (repayments) on Federal Home Loan
       Bank borrowings                                                 2,945,050         2,949,000          (46,113)
     Shareholder dividends paid                                          (86,522)          (65,586)              --
     Proceeds from employee stock options exercised                           --         1,215,000               --
     Proceeds from sale of common stock                                       --             4,153            5,864
                                                                   -------------       -----------      -----------

              Net cash provided by financing activities               22,007,936        28,811,101       10,510,363
                                                                   -------------       -----------      -----------

              Net increase in cash and cash equivalents                  588,985         6,925,382        1,506,110

Cash and cash equivalents at the beginning of the year                13,321,144         6,395,762        4,889,652
                                                                   -------------       -----------      -----------
Cash and cash equivalents at the end of the year                   $  13,910,129        13,321,144        6,395,762
                                                                   =============       ===========      ===========

Cash paid during the year for:
     Interest                                                      $   5,956,474         4,859,446        4,363,288
                                                                   =============       ===========      ===========
     Taxes                                                         $   1,101,215           806,798          622,080
                                                                   =============       ===========      ===========

Supplemental disclosures of non-cash transactions:
     Transfer of other real estate owned to premises
       and equipment                                               $          --                --          450,000
                                                                   =============       ===========      ===========
     Financing of other real estate owned                          $          --            38,700           25,058
                                                                   =============       ===========      ===========
     Transfer of loans to other real estate owned                  $     254,372            44,447           73,334
                                                                   =============       ===========      ===========
     Market value adjustment - investment securities
       available for sale:
         Market value adjustment - investments                     $    (572,279)          (14,016)          34,341
         Deferred income tax liability                                  (215,177)           (5,242)          12,923
                                                                   -------------       -----------      -----------
              Unrealized gain (loss) on investments
                   available for sale, net                         $    (357,102)           (8,774)          21,418
                                                                   =============       ===========      ===========

See accompanying notes to consolidated financial statements.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999


(1)  Summary of Significant Accounting Policies

     The accounting and reporting policies of Commerce National Corporation and its subsidiary conform to generally accepted accounting principles and prevailing practices within the banking industry.

     (a)  Reporting Entity

          Commerce National Corporation (the "Company") is a bank holding company, which owns National Bank of Commerce (the "Bank"). The Bank's primary market is Central Florida. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation.

     (b)  Principles of Consolidation

          The consolidated financial statements of the Company include the accounts of Commerce National Corporation and its wholly owned subsidiary, National Bank of Commerce. The operations of the Company consist primarily of the operations of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  Cash Equivalents

          For purposes of the statement of cash flows, the Company considers cash and due from banks, interest bearing deposits in other banks with original maturities of three months or less and federal funds sold to be cash equivalents.

     (d)  Investments Securities Available for Sale

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

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

     (e)  Loans

          Loans are reported at their outstanding unpaid principal balance reduced by any charge-offs or specific valuation accounts, net of any deferred fees on originated loans.

          Loan origination fees are deferred and recognized in income over the contractual life of the loans, adjusted for estimated prepayments based on the Bank's historical prepayment experience.

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

                               December 31, 1999

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

          Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

          Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination. Management believes that the allowance for loan losses is adequate.

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

                               December 31, 1999

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

     (j)  Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

     (k)  Derivative Instruments

          The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined in Statement of Financial Accounting Standards No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" except for fixed rate loan commitments which the Company believes are at market value at December 31, 1999.

     (l)  Effect of New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. This statement sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of the statement is not expected to have a significant impact on the financial position or results of operations of the Company.


                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

          In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 which amended the implementation date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

     (m)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates include the allowances for loan losses and other real estate owned and the valuation for the deferred tax asset. Actual results could differ from these estimates.

(2)  Restrictions on Cash

     The Company is required to maintain reserve balances in accordance with Federal Reserve Bank requirements. At December 31, 1999 and 1998, these reserve balances were $896,000 and $709,000, respectively.

(3)  Investment Securities Available for Sale

     The amortized cost and estimated market values of investment securities available for sale at December 31, 1999 and 1998 are as follows:

                                                                 December 31, 1999
                                           ---------------------------------------------------------
                                                               Gross          Gross        Estimated
                                             Amortized      unrealized      unrealized       market
                                               cost            gains          losses         value
                                           ------------    ------------     ----------    ----------
     U.S. Treasury securities              $  8,645,248              --        151,498     8,493,750

     Obligations of U.S. government
      agencies                               10,500,000              --        420,781    10,079,219
                                           ------------    ------------     ----------    ----------
                                           $ 19,145,248              --        572,279    18,572,969
                                           ============    ============     ==========    ==========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

                                                                   December 31, 1998
                                               ---------------------------------------------------------
                                                                  Gross          Gross        Estimated
                                                 Amortized     unrealized     unrealized        market
                                                    cost          gains          losses         value
                                               ------------    ----------     ----------    ------------
     U.S. Treasury securities                  $  5,007,095        13,844             --       5,020,939
     Obligations of U.S. government
      agencies                                    8,499,581        27,140         55,000       8,471,721
                                               ------------    ----------     ----------    ------------

                                               $ 13,506,676        40,984         55,000      13,492,660
                                               ============    ==========     ==========    ============

     The amortized cost and estimated market value of investment securities at December 31, 1999 and 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      December 31, 1999
                                                             ------------------------------------
                                                                                      Estimated
                                                             Amortized cost          market value
                                                             --------------          ------------
     Investment securities available for sale:
       Due within one year                                             ----                  ----
       Due after one year through five years                     19,145,248            18,572,969
                                                             --------------          ------------

                                                             $   19,145,248            18,572,969
                                                             ==============          ============

                                                                      December 31, 1998
                                                             ------------------------------------

     Investment securities available for sale:
       Due within one year                                   $    5,007,095             5,020,939
       Due after one year through five years                      8,499,581             8,471,721
                                                             --------------          ------------

                                                             $   13,506,676            13,492,660
                                                             ==============          ============

     At December 31, 1999 and 1998 investment securities with a book value of $499,063 and $503,750 were pledged to collateralize the treasury tax and loan account, respectively.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

(4)  Loans

     Major categories of loans included in the loan portfolio at December 31, 1999 and 1998 are:

                                                             1999                1998
                                                        ------------       -------------
     Commercial -- secured                              $  8,587,161          12,471,553
     Commercial -- unsecured                               3,651,972           2,886,847
     Real estate, primarily commercial                   126,390,506         105,820,828
     Other (installments and overdrafts)                   3,353,949           3,559,619
                                                        ------------       -------------

                                                         141,983,588         124,738,847
     Less:
      Allowance for loan losses                           (1,629,823)         (1,323,143)
      Deferred loan origination fees, net                   (471,695)           (486,599)
                                                        ------------       -------------

                                                        $139,882,070         122,929,105
                                                        ============       =============

     Certain principal shareholders, directors and employees and their related interests were indebted to the Bank as summarized below:

                                                            1999               1998
                                                        ------------       -------------
     Balance, beginning of year                         $  8,902,467          12,996,264
     Additional new loans                                  3,415,333           3,068,704
     Repayments on outstanding loans                      (4,376,904)         (7,162,501)
                                                        ------------       -------------

     Balance, end of year                               $  7,940,896           8,902,467
                                                        ============       =============

     All such loans were made in the ordinary course of business. At December 31, 1999 and 1998, principal shareholders, directors and employees of the Company and their related interests had $3,093,583 and $3,359,124, respectively, available in lines of credit and commitments.

     At December 31, 1999 and 1998, the recorded investment in impaired loans was $971,219 and $370,958, respectively. The related allowance for loan losses at December 31, 1999 and 1998 was $286,113 and $110,380,
     respectively. The average recorded investment in impaired loans during 1999, 1998 and 1997 was $671,089, $212,693 and $27,214, respectively.
     Interest income recognized on impaired loans during 1999, 1998 and 1997 was $-0-.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

     Changes in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                        1999               1998               1997
                                                   ------------       ------------      -------------
     Balance, beginning of year                    $  1,323,143          1,013,081            887,803
     Provisions charged to operations                   406,270            424,012            179,000
     Charge offs:
      Real estate loans                                  (3,000)                --                 --
      Installment loans                                      --            (81,257)            (8,524)
      Commercial loans                                  (99,789)          (104,790)           (63,064)
     Recoveries:
      Real estate loans                                      --                 --                 --
      Installment loans                                      46                 --                 --
      Commercial loans                                    3,153             72,097             17,866
                                                   ------------       ------------      -------------

     Balance, end of year                          $  1,629,823          1,323,143          1,013,081
                                                   ============       ============      =============

     At December 31, 1999 and 1998, nonaccrual loans were $2,776,419 and $782,547, respectively. If interest due on all nonaccrual loans had been accrued at the original contract rates, estimated interest income would have been increased by $131,247 in 1999, $42,776 in 1998 and $83,917 in
     1997.

(5)  Premises and Equipment

     A summary of premises and equipment at December 31, 1999 and 1998 follows:

                                                                          1999              1998
                                                                      ------------      ------------
     Land and land improvements                                       $  1,949,971         1,949,971
     Furniture, fixtures and equipment                                   2,134,084         1,907,258
     Bank buildings                                                      1,137,669         1,137,669
     Leasehold improvements                                                232,763           228,796
                                                                      ------------      ------------

                                                                         5,454,487         5,223,694
     Less accumulated depreciation                                      (1,874,370)       (1,524,739)
                                                                      ------------      ------------

                                                                      $  3,580,117         3,698,955
                                                                      ============      ============

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999


(6)  Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

       Cash and Cash Equivalents - The carrying amount of cash and cash equivalents represents fair value.

       Investments - The Company's investment securities represent investments in U.S. Government obligations, U.S. Government Agency securities, and state and political subdivisions. The Company's equity investments at year-end represent stock investments in the Federal Home Loan Bank, the Federal Reserve Bank and Independent Bankers' Bank of Florida. The stock is not publicly traded and the carrying amount was used to estimate the fair value. The fair value of the U.S. Government obligations and U.S. Government Agency obligations and state and local political subdivision portfolios was estimated based on quoted market prices.

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

       Deposits - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at December 31, 1999 and 1998 (that is their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit (CDs) approximate their fair value at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

       Federal Home Loan Bank Advances and Other Borrowings - Fair values of Federal Home Loan Bank advances and other borrowings are estimated using discounted cash flow analysis based on the Company's current borrowing rates for similar types of borrowing arrangements. The carrying amount of the repurchase agreements approximates their fair value.

       Commitments - The carrying values and fair values of commitments to extend credit and standby letters of credit are not significant.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

   The following tables present the carrying amounts and estimated fair values of the Company's financial instruments.

                                                                     December 31, 1999
                                                            -------------------------------------
                                                            Carrying amount         Fair value
                                                            ---------------       ---------------
     Financial assets:
     Cash and due from banks and federal
      funds sold                                            $    13,910,129            13,910,129
     Investment securities available for sale                    18,572,969            18,572,969
     Loans (carrying amount less allowance
      for loan losses of $1,629,823)                            139,894,702           139,882,070

     Financial liabilities:
     Deposits:
      Without stated maturities                             $    77,302,508            77,302,508
      With stated maturities                                     76,942,318            77,086,156
     Federal Home Loan Bank advances                              7,070,584             7,070,584
     Other borrowings                                             4,050,448             4,050,448

                                                                     December 31, 1999
                                                            -------------------------------------
                                                            Carrying amount         Fair value
                                                            ---------------       ---------------

     Financial assets:
     Cash and due from banks and federal
      funds sold                                            $    13,321,144            13,321,144
     Investment securities available for sale                    13,492,660            13,492,660
     Loans (carrying amount less allowance
      for loan losses of $1,323,143)                            122,929,105           123,233,682

     Financial liabilities:
     Deposits:
      Without stated maturities                             $    73,922,966            73,922,966
      With stated maturities                                     63,177,487            62,395,096
     Federal Home Loan Bank advances                              4,125,534             4,125,534
     Other borrowings                                             2,189,251             2,187,626

   The carrying amounts shown in the tables are included in the consolidated balance sheets under the indicated captions.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

(7)  Deposits

     A detail of deposits at December 31, 1999 and 1998 follows:

                                                                 1999               1998
                                                             -------------      -------------
       Noninterest-bearing demand deposits                   $  22,237,911         21,301,512
       Interest-bearing:
         NOW accounts                                           17,846,968         17,555,353
         Money market                                            7,313,759          9,254,044
         Savings accounts                                       29,903,869         25,812,057
         Time accounts less than $100,000                       25,892,297         22,471,157
         Time accounts greater than $100,000                    51,193,860         40,706,330
                                                             -------------      -------------

                                                             $ 154,388,664        137,100,453
                                                             =============      =============

     Included in interest-bearing deposits are certificates of deposit, which have remaining maturities at December 31, 1999 and 1998 as follows:

                                                                 1999               1998
                                                             -------------      -------------
       One year                                              $  28,806,495         33,650,464
       Two year                                                 43,075,888         25,256,792
       Three year                                                2,984,319          2,296,692
       Four year                                                   304,289            250,570
       Five year                                                 1,096,283          1,522,969
       Thereafter                                                  818,883            200,000
                                                             -------------      -------------

                                                             $  77,086,157         63,177,487
                                                             =============      =============

   A summary of interest expense on deposits and other borrowed money is as follows:

                                                        1999              1998              1997
                                                    -------------     -------------     -------------
       Time deposits of $100,000 or greater         $   2,284,400         1,863,450         1,599,542
       Time deposits less than $100,000                 1,409,482         1,284,348         1,199,018
       Interest-bearing demand deposits                   578,950           511,261           507,149
       Savings deposits                                 1,237,109           978,846           774,011
       Interest on borrowings                             527,194           280,151           280,426
                                                    -------------     -------------     -------------

       Interest on deposits and other
        borrowed money                              $   6,037,135         4,918,056         4,360,146
                                                    =============     =============     =============

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

     The Company had deposits from principal shareholders, directors and employees and their related interests of approximately $25,994,346 and $21,345,867 at December 31, 1999 and 1998, respectively. There were no brokered deposits outstanding at year-end.


(8)  Federal Home Loan Bank Advances

     Federal Home Loan Bank advances at December 31, 1999 and 1998, are summarized as follows:

                                                            1999         1998
                                                         ----------   ---------

     Advances from the Federal Home Loan Bank (weighted
      average interest rates were 5.49% and 5.66% at
      December 31, 1999 and 1998, respectively)          $7,070,584   4,125,534
                                                         ==========   =========

     Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by first mortgage loans in the amount of $11,972,501 and $8,292,200 at December 31, 1999 and 1998, respectively. Advances at December 31, 1999 have calendar-year maturity dates as follows:


          2000                                 $    55,000
          2001                                      60,500
          2002                                     108,200
          2003                                     360,600
          2004                                          --
          Thereafter                             6,486,284
                                               -----------

                                               $ 7,070,584
                                               ===========

     In addition, the advances are secured by Federal Home Loan Bank stock valued at $468,100 and $378,600 on December 31, 1999 and 1998,
     respectively.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999


(9)  Other Borrowed Funds

     Other borrowed funds consist of the following:

                                                                                        December 31,
                                                       --------------------------------------------------------------------
                                                                   1999                                   1998
                                                       ----------------------------        --------------------------------
                                                                           Weighted                                Weighted
                                                                           average                                 average
                                                          Amount             rate            Amount                  rate
                                                       -----------         --------        -----------             --------
     Short-term borrowings:
      Repurchase agreements secured by
        U.S. Treasury securities with market
        values of $3,808,425 and
        $1,917,182 as of December 31,
        1999 and 1998, respectively,
        repurchase dates in January 2000
        and 1999                                       $ 3,810,479           4.32%         $ 1,918,807               4.58%
                                                       -----------           ----          -----------               ----

          Total short-term borrowings                    3,810,479           4.32%           1,918,807               4.58%
                                                       -----------           ----          -----------               ----

     Long-term borrowings:
      Mortgage note payable with monthly
        installments of $2,000, including interest
        at 8%, maturing October 2002 and secured by
        real estate with a book value of $400,000           60,520           8.00%              78,799               8.00%

     Mortgage note payable with monthly
        installments of $650, including interest at
        8%, maturing July 2008 and secured by real
        estate with a book value of $65,000                 48,432           8.00%              52,193               8.00%

     Mortgage note payable with monthly
        installments of $1,607, including interest
        at 8%, maturing October 2009 and secured by
        real estate with a book value of $375,000          131,017           8.00%             139,452               8.00%
                                                       -----------           ----          -----------               ----

          Total long-term borrowings                       239,969           8.00%             270,444               8.00%
                                                       -----------           ----          -----------               ----

          Total other borrowed money                   $ 4,050,448           4.54%         $ 2,189,251               5.00%
                                                       ===========           ====          ===========               ====

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999


     Aggregate maturities on the mortgage notes payable at December 31, 1999 are as follows:

          2000                                $   32,936
          2001                                    35,726
          2002                                    34,876
          2003                                    16,781
          2004                                    18,173
          Thereafter                             101,477
                                              ----------

                                              $  239,969
                                              ==========

     The Bank enters into sales of securities under agreements to repurchase. These fixed-coupon agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheet. The dollar amount of securities underlying the agreements remains in the asset accounts.

     The repurchase agreements were to repurchase the identical securities as those, which were sold. Retail repurchase agreements averaged $2,716,655 and $3,416,081 during the years ended December 31, 1999 and 1998, respectively. The maximum amount outstanding at any month-end for the corresponding periods was $4,119,264 and $4,888,175, respectively. Total interest expense paid on retail repurchase agreements for the years ending December 31, 1999, 1998 and 1997 was $120,997, $165,219 and $163,261,
     respectively.

     The Bank has available repurchase lines equal to the amount of all unpledged investment securities.

(10) Income Taxes

     The provision for income taxes for 1999, 1998 and 1997 consists of the following:

                                           Current      Deferred     Total
                                          ----------    --------    --------

      Year ended December 31, 1999:
       Federal                            $  895,362    (125,160)    770,202
       State                                 124,442     (21,425)    103,017
                                          ----------    --------    --------

                                          $1,019,804    (146,585)    873,219
                                          ==========    ========    ========

      Year ended December 31, 1998:
        Federal                           $  745,351     (35,492)    709,859
        State                                106,195      (3,788)    102,407
                                          ----------    --------    --------

                                          $  851,546     (39,280)    812,266
                                          ==========    ========    ========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

                                         Current      Deferred         Total
                                        ---------    ----------      --------

      Year ended December 31, 1997:
          Federal                       $ 569,256     (132,890)       436,366
          State                            76,652      (15,011)        61,641
                                        ---------    ---------       --------

                                        $ 645,908     (147,901)       498,007
                                        =========    =========       ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                                                                    1999                 1998
                                                                                 ---------             --------
  Deferred tax assets:
     Loans, due to allowance for loan losses                                     $ 562,002              458,787
     Executive supplemental income                                                 104,574               79,322
     Unrealized loss on investment securities available for sale                   215,177                5,242

     Other                                                                          12,507                3,769
                                                                                 ---------             --------

          Total deferred tax assets                                                894,260              547,120
                                                                                 ---------             --------

  Deferred tax liabilities;
     Premises and equipment, due to differences in
       depreciation methods and useful lives                                        69,449               67,308
     Investments, due to accretion                                                     341               11,862
     FHLB stock dividend                                                             8,960                8,960
                                                                                 ---------             --------

          Total deferred tax liabilities                                            78,750               88,130
                                                                                 ---------             --------

          Net deferred tax asset                                                 $ 815,510              458,990
                                                                                 =========             ========

     The Company has recorded a deferred tax asset of $815,510 and $458,990 as of December 31, 1999 and 1998, respectively. Management believes no valuation allowance as defined by SFAS 109 is required at December 31, 1999 and 1998.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999


     A reconciliation between the actual tax expense and the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 34% to earnings before income taxes) is as follows:

                                                                  1999           1998           1997
                                                              -----------      --------      --------
     "Expected" tax expense                                   $   817,785       765,603       352,414
     Directors stock option plan                                       --            --       110,774
     State income tax expense, net of federal benefit              67,991        67,588        40,683
     Life insurance premiums on officers                          (23,918)      (21,976)      (21,722)
     Meals and entertainment and dues                               4,380         6,229        10,788
     Club dues                                                      3,849         2,948         1,368
     Tax exempt interest                                               --        (1,084)       (2,148)
     Other                                                          3,132        (7,042)        5,850
                                                               -----------     --------      --------

          Actual tax expense                                   $  873,219       812,266       498,007
                                                               ===========     ========      ========


(11) Shareholders' Equity

     At fiscal years ended December 31, 1999 and 1998, the Bank's balance in retained earnings was $7,150,526 and $5,499,671, respectively. The restrictions on dividend payments are imposed by the Bank's primary regulator, The Office of the Comptroller of the Currency (OCC).

     On October 20, 1997, the Company amended the director's stock option plan to extend the expiration date of the options from December 31, 1997 to February 1, 1998, and to include the option for the directors to exercise their options by paying cash of $10 per share or paying with stock valued at $15.50 per share and receive shares valued at $10 per share. The Company has elected to account for the options under Accounting Principles Board ("APB") No. 25 "Accounting for Stock Issued to Employees". According to APB No. 25, renewing or extending the option period establishes a new measurement date as if the right was newly granted. Therefore, the Company recorded compensation expense to the extent of the excess of the value of the stock over the purchase price ($15 less $10), resulting in a $650,000 compensation expense for fiscal year 1997.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

(12) Rent

     The following is a schedule of future minimum annual rentals under the noncancellable operating leases relating primarily to the Company's main office facility:

                                        Year ended
                                        ----------

               2000                                     $  502,006
               2001                                        514,724
               2002                                        519,490
               2003                                        152,890
               2004                                          7,335
                                                        ----------

                                                        $1,696,445
                                                        ==========


     Rent expense for the years ended December 31, 1999, 1998 and 1997 was $463,496, $444,386 and $410,803, respectively.

     The landlord of the Company's facilities is a partnership, which is owned in part by certain of the Company's directors. This lease expires on January 1, 2003.

(13) Employee Savings Plan

     The Company sponsors an employee savings plan, which qualifies as a 401(k) plan under the Internal Revenue Code. Under the plan, employees may contribute up to 20% of their pre-tax compensation. The Company makes contributions on a discretionary basis as approved by the Board of Directors. Participants vest immediately in their own contributions and after one year of service in contributions made by the Company. Employee savings plan expense for the years ended December 31, 1999, 1998 and 1997 was $51,935, $49,992 and $32,509, respectively.

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

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999


     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets. Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the table. If the holding company were included, amounts would be in excess of these amounts.

                                                                                                        To be well capitalized
                                                                                                              under prompt
                                                                               For capital adequacy        corrective action
                                                        Actual                        purposes                  provisions
                                             ------------------------         ----------------------    ------------------------
                                                 Amount         Ratio           Amount         Ratio      Amount         Ratio
                                             ------------------------         ----------------------    ------------------------
As of December 31, 1999:
 Total capital (to risk weighted assets)     $  15,672,350      10.76%         11,652,210       *8.0%    14,565,263        *10.0%

 Tier I capital (to risk weighted assets)       14,050,526       9.65%          5,826,105       *4.0%     8,739,158         *6.0%

 Tier I capital (to average assets)             14,050,526       7.89%          7,122,855       *4.0%     8,903,569         *5.0%

As of December 31, 1998:
 Total capital (to risk weighted assets)     $  13,195,622      10.10%         10,451,095       *8.0%    13,063,868        *10.0%

 Tier I capital (to risk weighted assets)       11,880,478       9.09%          5,225,547       *4.0%     7,838,321         *6.0%

 Tier I capital (to average assets)             11,880,478       8.00%          5,942,026       *4.0%     7,427,533         *5.0%

* Greater than or equals to.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999


(15) Stock Option Plans

     During the year, the Bank approved incentive stock plans for its directors and employees. In April 1999, the Bank authorized 100,000 common shares for future options for the directors under an incentive stock option and non-statutory stock option plan. The number of options granted to each director shall not exceed 5,000 shares. Each option provides that the underlying option expires no later than December 31, 2008 and vesting occurs at the time of grant. During the year, the Bank granted an initial 6,544 options with an exercise price of $21.00 per share. As of December 31, 1999, there were 6,544 options vested and outstanding. No options were exercised during the year.

     Also in April 1999, the shareholders ratified a plan approved by the board of directors in December 1998, which authorized 100,000 common shares for future options for the employees under an incentive stock option and non-statutory stock option plan. Each option provides that the underlying option expires no later than ten years from the date of grant and vesting occurs at the time of grant. During April 1999, the Bank granted an initial 10,000 options with an exercise price of $15.00 per share, which was the estimated market value per share at the time the plan was approved by the board of directors. During November 1999, an additional 7,750 shares were granted with an exercise price of $21.00 per share. As of December 31, 1999, there were 17,750 options vested and outstanding. No options were exercised during the year.

     In addition, the Bank currently has a stock appreciation rights plan for the directors. In April 1999, the Bank granted each of the directors an initial 260 phantom shares. For each meeting attended during the year, the director received 24 shares not to exceed a total of 240 shares during any year. The phantom share value is recalculated each year based upon the change in equity per share from the previous year, which is determined by taking the equity of the Company and dividing it by the total number of shares outstanding. Each year, the Company will accrue that amount in a stock appreciation account. At December 31, 1999, the stock appreciation account had a value of $10,078 and the Bank incurred an expense of $10,078 for the year.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                            1999            1998        1997
                                         ----------      ---------    -------

          Net income:
             As reported                 $1,532,032      1,439,507    538,506
             Pro forma                    1,359,427      1,439,507    538,506

          Diluted earnings per share:
             As reported                       2.12           2.03        .88
             Pro forma                         1.89           2.03        .88

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

     The fair value of each option granted was estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively; dividend yield of .69 percent, .60 percent and -0- percent, respectively; expected volatility of -0- percent for all years; risk-free interest rates of 6.20 percent, -0- percent and 5.36 percent and expected lives of 9.5 years, -0-years and 17 years for the plan options.

     A summary of the status of the Bank's stock option plan as of December 31, 1999, 1998, and 1997 and changes during the years ended on those dates is presented below:

               Fixed options                     1999        1998        1997
     --------------------------------------    --------    --------   --------
     Outstanding at beginning of year:               --     130,000    122,000

     Granted                                     24,294          --    138,000
     Exercised                                       --     121,500         --
     Forfeited                                       --       8,500    130,000
                                               --------    --------   --------

     Outstanding at end of year                  24,294          --    130,000
                                               --------    --------   --------

     Options exercisable at year-end             24,294          --    130,000
                                               ========    ========   ========

     Weighted-average fair value of options
     granted during the year per share         $   7.10          --       5.00
                                               ========    ========   ========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999



(16) Parent Company Only Financial Statements

   Condensed financial statements of Commerce National Corporation (parent company only) follow:

                                          Condensed Balance Sheets
                                         --------------------------
                                         December 31, 1999 and 1998

                                                                  1999                     1998
                                                               -----------            -----------
       Assets:
         Cash and interest bearing deposits                    $    38,951                 24,209
         Investment in wholly-owned bank subsidiary             13,693,424             11,940,898
         Loans, net                                                342,148                849,659
         Other assets                                                9,326                151,963
                                                               -----------            -----------
                                                               $14,083,849             12,966,729
                                                               ===========            ===========

     Liabilities:
       Accounts payable and other liabilities                  $    19,938                     --
                                                               -----------            -----------

     Stockholders' equity:
         Common stock                                               74,282                 74,282
         Additional paid-in capital                              7,927,804              7,927,804
         Retained earnings                                       6,627,567              5,182,057
         Treasury stock, at cost (21,800 shares)                  (208,640)              (208,640)
         Accumulated other comprehensive income (loss)            (357,102)                (8,774)
                                                               -----------            -----------

           Total stockholders' equity                           14,063,911             12,966,729
                                                               -----------            -----------

           Total liabilities and stockholders' equity          $14,083,849             12,966,729
                                                               ===========            ===========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999

     No dividends were paid by the Bank subsidiary to Commerce National Corporation for 1999, 1998 or 1997. The Bank is in compliance with banking regulations regarding the payment of dividends.


                      Condensed Statements of Operations
                      ----------------------------------
                 Years ended December 31, 1999, 1998 and 1997

                                                                   1999                   1998                 1997
                                                                -----------             ---------          -----------
     Revenue - interest income                                  $    53,116               110,412               49,373
                                                                -----------             ---------          -----------
     Expenses:
       Directors stock option plan                                       --                    --              650,000
       Legal and professional fees                                   15,827                27,279               12,328
       Other, net                                                   156,112                68,379              (85,045)
                                                                -----------             ---------          -----------

          Total expenses                                            171,939                95,658              577,283
                                                                -----------             ---------          -----------
          Income (loss) before equity in net
           earnings of subsidiary                                  (118,823)               14,754             (527,910)

     Equity in net earnings of subsidiary                         1,650,855             1,424,753            1,066,416
                                                                -----------             ---------          -----------

          Net income                                            $ 1,532,032             1,439,507              538,506
                                                                ===========            ==========          ===========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999


                      Condensed Statements of Cash Flows
                      ----------------------------------
                 Years ended December 31, 1999, 1998 and 1997

                                                                          1999                 1998                 1997
                                                                      ------------         ------------         -------------
Cash flows provided by (used in) operating activities:
     Net income                                                       $  1,532,032            1,439,507               538,506
     Directors stock option plan                                                --                   --               650,000
     Adjustments to reconcile net income to net cash
      provided by operating activities:
               Increase in accounts payable and other                       19,938                   --                    --
                liabilities
               Equity in subsidiary                                     (1,650,855)          (1,424,753)           (1,066,416)
               Decrease (increase) in other assets                         142,638               (3,564)             (111,072)
                                                                      ------------           ----------             ---------
                Net cash provided by (used in) operating
                activities                                                  43,753               11,190                11,018
                                                                      ------------           ----------             ---------
Cash flows provided by (used in) investing activities:
     Net repayment of loans (net loans to customers)                       507,511             (560,033)              800,968
                                                                      ------------           ----------             ---------
Cash flows provided by ( used in) financing activities:
     Capital infusion to the subsidiary                                   (450,000)            (750,000)             (700,000)
     Shareholder dividends paid                                            (86,522)             (65,586)                   --
     Employee stock options exercised                                           --            1,215,000                    --
     Sale of common stock                                                       --                4,153                 5,864
                                                                      ------------           ----------             ---------
               Net cash provided by (used in) financing
                activities                                                (536,522)             403,567              (694,136)
                                                                      ------------           ----------             ---------
               Net increase (decrease) in cash and cash
                equivalents                                                 14,742             (145,276)              117,850
Cash and cash equivalents at beginning of year                              24,209              169,485                51,635
                                                                      ------------           ----------             ---------
Cash and cash equivalents at end of year                              $     38,951               24,209               169,485
                                                                      ============           ==========             =========
Supplemental disclosure of noncash transactions:
     Market value adjustment - Bank investment securities
      available for sale:
          Market value adjustment - investments                       $   (572,279)             (14,016)               34,341
          Deferred income tax liability                                   (215,177)              (5,242)               12,923
                                                                      ------------           ----------             ---------
               Unrealized (loss) gain on investment
                securities available for sale, net                    $   (357,102)              (8,774)               21,418
                                                                      ============           ==========             =========

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999



(17) Executive Supplemental Income Plan

     The Bank implemented an executive supplemental income plan (the "Plan") during 1995 to provide supplemental income to four of its current executives after their retirement. The funding of the Plan involved the purchase of four cash surrender value life insurance policies, which totaled $1,295,000. The Plan is structured such that each participant is scheduled to receive specified levels of income after the retirement age of 65 for fifteen years. In the event a participant leaves the employment of the Bank before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Bank ownership. The accounting for the Plan is as follows: Monthly, the Company records the mortality cost as a reduction of the asset. Interest for the policies is recorded to the asset and salary continuation expenses are accrued.

     The Bank has approximately $278,000 and $211,000 in deferred compensation accrued at December 31, 1999 and 1998, respectively, which is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. The Bank incurred charges of $77,612 and $69,041 in connection with the Plan during 1999 and 1998, respectively.

(18) Credit Commitments

     The Bank has outstanding at any time a significant number of commitments to extend credit. These arrangements are subject to strict credit control assessments and each customer's credit worthiness is evaluated on a case-by-case basis. A summary of commitments to extend credit and standby letters of credit written at December 31, 1999 and 1998 are as follows:

                                                               1999            1998
                                                           -----------     -----------
          Standby letters of credit                        $   374,858         714,583
          Total lines of credit                             78,521,867      68,306,642
          Unfunded firm loan commitments-variable rate      32,880,119      29,135,729

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

                               December 31, 1999


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

(20) Subsequent Event

     On March 3, 2000, the Company entered into a definitive agreement with Wachovia Corporation ("Wachovia"). The agreement provides for a tax-free exchange of common shares of the Company at a ratio of between a minimum of .8421 and a maximum of 1.0526 shares of Wachovia, or a value of $54 per Company share. The transaction is subject to approval by regulatory authorities and Company shareholders.

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                               December 31, 1999


(21) Basic and Diluted Earnings Per Share

     Basic and diluted earnings per share are calculated as follows:

                                                        Income             Shares           Per share
                                                      (numerator)       (denominator)         amount
                                                      ------------      -------------       ----------
1999:
       Basic earnings per share:
          Net income                                  $  1,532,032           721,019          $   2.12
                                                                                            ==========

       Effect of Dilutive Securities:

          Stock options                                         --                --
                                                      ------------      ------------
       Diluted earnings per share:

          Income and assumed conversions              $  1,532,032           721,019          $   2.12
                                                      ============      ============        ==========

     1998:
       Basic earnings per share:
          Net income                                  $  1,439,507           710,421          $   2.03
                                                                                            ==========

       Effect of Dilutive Securities:

          Stock options                                         --                --
                                                      ------------      ------------

       Diluted earnings per share:

          Income and assumed conversions               $ 1,439,507           710,421          $   2.03
                                                      ============      ============        ==========

     1997:
       Basic earnings per share:
          Net income                                  $    538,506           596,113          $    .90
                                                                                            ==========

       Effect of Dilutive Securities:
          Stock options                                         --            18,635
                                                      ------------      ------------
       Diluted earnings per share:

          Income and assumed conversions             $     538,506           614,748          $    .88
                                                     =============      ============        ==========

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure   None.
         --------------------

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

-------------------------------------------------------------------------------
                                                     YEARS
                                                   REMAINING    APPROXIMATE
                                                    IN TERM     HELD OFFICE
       NAME                 AGE     POSITION      ELECTED (1)      SINCE
-------------------------------------------------------------------------------
Russell Barkett             60      Director           2        December, 1992
-------------------------------------------------------------------------------
C. Durham Barnes, M.D.      58      Director           1        February, 1985
-------------------------------------------------------------------------------
Robert E. Battaglia         53      Director           0(1)     February, 1985
-------------------------------------------------------------------------------
Robert B. Boswell, M.D.     54      Director           2        February, 1985
-------------------------------------------------------------------------------
Kenneth M. Clayton          51      Director           1        February, 1985
-------------------------------------------------------------------------------
Guy D. Colado               55     President &         1        February, 1985
                                    Chairman
-------------------------------------------------------------------------------
Ernst R. Janvrin            54      Director           0(1)       April, 1996
-------------------------------------------------------------------------------
Anthony Lombardi, Jr.       52      Director           1          April, 1996
-------------------------------------------------------------------------------
Jane H. Louttit             54      Director           0(1)       April, 1996
-------------------------------------------------------------------------------
Stephen G. Miller           44      Director           2          April, 1996
-------------------------------------------------------------------------------
Willie C. Moss              65      Director           2        December, 1992
-------------------------------------------------------------------------------
Frederick A. Raffa, Ph.D.   56      Director           2        February, 1985
-------------------------------------------------------------------------------
Alan M. Scarboro            50   Vice President        N/A      March, 1989
                                   Sec./Treas.
-------------------------------------------------------------------------------
W. Charles Shuffield        55      Director           0(1)     February, 1985
-------------------------------------------------------------------------------

(1) Has been nominated for election for a three year term which nomination will be voted on at the Annual Shareholders' Meeting scheduled for May 30, 2000.

Each individual designated above also is a member of the board of directors for the Bank. The members of the Compensation Committee of the Company for 1998 were
W. Charles Shuffield, Ernst R. Janvrin, Willie C. Moss, Kenneth M. Clayton, Guy
D. Colado, Marsha J. Wheeler, Russell Barkett and Stephen G. Miller. Mr. Colado, a member of the Committee, is the President, CEO and Chairman of the Company and the Bank and is excused from discussions concerning his compensation. The Bank's officers are appointed by the board of directors of the Bank and hold office at the will of such board. The Bank's executive officers presently are:

          NAME                     POSITION WITH BANK
          ----                     ------------------

          Guy D. Colado            President, CEO and Chairman
          Marsha J. Wheeler        Sr. Vice President/COO
          Jerry H. Johns, III      Sr. Vice President/Lending
          John R. Casebier         Sr. Vice President

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

     GUY D. COLADO is a native Floridian and a lifelong resident of Winter Park, Florida. From June of 1984 to the present, Mr. Colado has been primarily engaged in the organization and operation of the Company and the Bank, which entailed the preparation and filing of the necessary applications with regulatory authorities, activities concerning the site location and day to day operations. Since the Bank's opening in August, 1986, he has served as President and Chief Executive Officer of the Company and the Bank. Effective January 1, 2000, he was also elected as Chairman of the Board. From March of 1982 to May of 1984, Mr. Colado served as Vice President of the Florida National Bank of Orlando. From July of 1980 to February of 1982, Mr. Colado was President of Tropic Bank of Seminole and was involved in all aspects of a small community bank which had two branches. From September of 1977 to July of 1980, Mr. Colado was Vice President and Manager of the Winter Park branch of Sun Bank, National Association, Orlando, and served from May of 1971 to July of 1980 as assistant manager of the real estate loan department for Sun Bank as well as in various other capacities. Mr. Colado is a participant in several professional community and charitable organizations, groups and committees. He is also retired from the U.S. Army Reserves.

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

Item 11.  Executive Compensation/Board Compensation
          -----------------------------------------

     The executive officers for the Company and the Bank received salaries, in aggregate, equal to approximately $429,000, received the benefit of automobile allowances for an aggregate $20,400 and the payment of various club fees and insurance in the amount of approximately $14,462. There were no other executive officers other than the President with salaries in excess of $100,000 per year.

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                     -----------------------------------------------------------------------------
                                ANNUAL COMPENSATION                                LONG-TERM COMP.
-------------------------------------------------------------------------------------------------------------
                                                                          Awards          PayOuts
                                                                  --------------------------------
 Name and                                                                                          All Other
 Principal                                                        Restricted                        Compen-
 Position            Year     Salary       Bonus       Other         Stock      Options     LTIP    sation
-------------------------------------------------------------------------------------------------------------
                     1999    $145,000    $ 3,000    $23,297/(1)/         $0        2,000       $0        $0
                     ----------------------------------------------------------------------------------------
Guy D. Colado
President            1998    $130,000    $12,000    $20,649/(2)/         $0        2,000       $0        $0
                     ----------------------------------------------------------------------------------------
(CEO and
Chairman)            1997    $118,250    $11,250    $20,844/(3)/         $0            0       $0        $0
-------------------------------------------------------------------------------------------------------------

Marsha J.            1999    $ 97,000    $ 3,000    $ 4,800/(4)/         $0          750       $0        $0
Wheeler
                     ----------------------------------------------------------------------------------------
(Sr. Vice
President            1998    $ 94,000    $ 7,000    $ 4,800/(4)/         $0        1,000       $0        $0
and COO)
-------------------------------------------------------------------------------------------------------------

Jerry H.             1999    $ 97,000    $ 3,000    $ 4,800/(4)/         $0          750       $0        $0
Johns, III
(Sr. Vice
                     ----------------------------------------------------------------------------------------
President
and Senior           1998    $ 94,000    $ 7,000    $ 4,800/(4)/         $0        1,000       $0        $0
Loan
Officer)
-------------------------------------------------------------------------------------------------------------

          (1) Includes a $6,000 car allowance, $8,821 medical insurance premium, $3,600.00 life insurance premium and $4,876.00 membership dues in country clubs.

          (2) Includes a $6,000 car allowance, $8,509 medical insurance premium, $3,600.00 life insurance premium and $2,540.00 membership dues in country clubs.

          (3) Includes a $6,000 car allowance, $8,704 medical insurance premium, $3,600.00 life insurance premium and $2,540.00 membership dues in country clubs.

          (4)  Reflects a $4,800 car allowance.


     The Bank implemented an executive supplemental income plan (the "Plan") during 1995 to provide supplemental income to four of its current executives after their retirement. Those executives are as follows:

         Name                 Position with Bank
         ----                 ------------------

         Guy D. Colado        President, CEO and Chairman
         Marsha J. Wheeler    Sr. Vice President/COO
         Jerry H. Johns, III  Sr. Vice President/Lending
         John R. Casebier     Sr. Vice President

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

  The following table sets forth, as of December 31, 1999, the stock options and stock appreciation rights that have been granted to each of the Company's executive officers.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                    --------------------------------------

  --------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Potential Realizable Value
                                                                                                       (in excess of base price)
                                                                                                        At Assumed Annual Rates
                                                                                                                    of
                                                                                                       Stock Price Appreciation
                                                                                                                    for
                                                    Individual Grants                                          Option Term
  --------------------------------------------------------------------------------------------------------------------------------
                                 Number of                 Percent of        Exercise
                                 Securities               Total Options/       of
                                 Underlying               SARs Granted        Base
                                  Options/               to Employees        Price       Expiration
       Name                    SARs Granted (#)          in Fiscal Year      ($/Sh)         Date             5% ($)      10% ($)
  --------------------------------------------------------------------------------------------------------------------------------
  Guy D. Colado,                    1,500/(1)/               19.35%         $21.00        11/30/2008       $17,367      $42,775
  President
  ------------------------------------------------------------------------------------------------------------------------------
  John R. Casebier,                 1,500                    19.35%         $21.00        11/30/2008       $17,367      $42,775
  Sr Vice President
  ------------------------------------------------------------------------------------------------------------------------------
  Jerry H. Johns III,                 750                     9.68%         $21.00        11/30/2008       $ 8,683      $21,387
  Sr. Vice President
  ------------------------------------------------------------------------------------------------------------------------------
  Marsha J. Wheeler,                  750                     9.68%         $21.00        11/30/2008       $ 8,683      $21,387
  Sr. Vice President /COO
  ------------------------------------------------------------------------------------------------------------------------------


(1) Mr. Colado was also granted an option to acquire 500 shares in his capacity as a director.

    The 1999 Commerce National Corporation Directors' Stock Option Plan (the "1999 Directors Stock Plan") and the form of a Stock Appreciation Rights Agreement (the "1999 Stock Appreciation Rights Agreement") were adopted by the Company's Board of Directors on November 15, 1999. A copy of the 1999 Directors Stock Plan, a sample of the 1999 Directors' Stock Option Agreement, and a sample 1999 Stock Appreciation Rights Agreement are attached as exhibits hereto.

     Under the 1999 Directors Stock Plan, each director received a non-qualified stock option for 260 shares and an additional grant of 24 shares for each Board meeting attended by the director up to a maximum of 240 shares for meeting attendance each year. A total of 6,544 options were granted in 1999 to the Company's directors.

     A 1999 Stock Appreciation Rights Agreement was entered into with each of the Company's directors effective January 1, 1999. Pursuant to each agreement, a director was granted phantom shares of the Company's common stock and the right to annually receive in cash the amount of appreciation in value of said director's phantom shares. Each agreement is for a 10-year term unless earlier terminated in the event a director ceases to serve as a director of the Company. During 1999, a total of $10,078 was paid to the Company's directors under the 1999 Stock Appreciation Rights Agreements.

     In addition, directors' fees in the amount of $3,000 per year are paid to each non-employee director for an aggregate amount of directors' fees paid for 1999 of $39,000 plus $9,000 in committee fees. Committee fees are paid to each director on the basis of number of meetings each director attended with the fee per meeting set at $100.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Guy D. Colado, President of the Company, has sole voting and dispositive power over 32,118 shares of the Company's common stock. Mr. Colado's wife has sole voting and dispositive power over 8,000 shares of common stock for which beneficial ownership is not disclaimed. Mr. Colado's children have sole voting and dispositive power over 2,304 shares of common stock, for which beneficial ownership is not disclaimed. Such 42,422 shares of common stock represent approximately 5.88% of the total outstanding shares of common stock of the Company. Accordingly, pursuant to Rule 13d-3 promulgated by the SEC, Mr. Colado is the beneficial owner of such 42,422 shares of Common Stock. In addition, Mr. Colado has been granted the option to acquire an additional 3,500 shares of the Company's common stock pursuant to the 1998 Commerce National Corporation Employees' Stock Option Plan and additional 500 shares of the Company's common stock pursuant to the 1999 Commerce National Corporation Directors' Stock Plan.

     Each founding director of the Company, including Mr. Colado, received a non-qualified stock option under the Amended and Restated 1985 Commerce National Corporation Directors' Stock Plan (the "1985 Directors' Stock Plan") for 10,000 shares of Common Stock for his services in lieu of director's fees for his initial term of office. Mr. Barkett and Mr. Moss, who joined the Board on December 21, 1992, received options of 5,000 shares each. During 1997, options to acquire 4,000 shares which were previously granted but not exercised under the 1985 Directors' Stock Plan were distributed equally among the five new directors who were elected to the Board on April 15, 1996. Mr. Cahill, Mr. Janvrin, Mr. Lombardi, Mrs. Louttit and Mr. Miller were each granted an option to acquire 800 shares of the Company' s common stock.

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

     The 1998 Commerce National Corporation Employees' Stock Option Plan was adopted by the Company's Board of Directors on December 21, 1998 and by the Company's shareholders at their annual meeting on April 19, 1999. The Plan permits the Company to grant employees options to purchase up to 100,000 shares of the common stock of the Company at fair market value per share, but in no case shall the purchase price be less than $15.00 per share, which was fair market value at the date of adoption. Pursuant to the Plan, immediately exercisable options to purchase 10,000 shares were granted in 1998, and immediately exercisable options to purchase 7,750 shares were granted in 1999. The exercise price for the options granted in 1998 is $15.00, and the exercise price for the options granted in 1999 is $21.00. None of these options have been exercised.

     The following table sets forth, as of March 1, 2000, the beneficial ownership interest in the Company's Common Stock held by each of the Company's directors, and by all officers and directors as a group. With the exception of Guy D. Colado, no shareholder is known by the Company to beneficially own more than the five percent (5%) of the Company's outstanding Common Stock. Each person listed has sole voting and investment power with respect to the shares listed as beneficially owned by him, unless otherwise indicated in the footnotes.

                                                 ------------------------------------------------
                                                               AS OF MARCH 1, 2000
                                                 ------------------------------------------------
                                                       AMOUNT AND NATURE OF BENEFICIAL
                                                                 OWNERSHIP(1)
     ---------------------------------------------------------------------------------
                                                                                      PERCENT
          NAME AND ADDRESS OF                     ISSUED     OPTIONED                    OF
           BENEFICIAL OWNER                       SHARES     SHARES(3)      TOTAL     CLASS(2)
     --------------------------------------------------------------------------------------------
     Russell Barkett
     612 Arapaho Trail                            5,100            404        5,504        0.74%
     Maitland, Florida 32751-3813
     --------------------------------------------------------------------------------------------
     C. Durham Barnes, M.D.
     481 Virginia Drive                          15,000(4)         500       15,500        2.08%
     Winter Park, Florida 32789-5701
     --------------------------------------------------------------------------------------------
     Robert E. Battaglia
     1466 Alabama Drive                          16,000            500       16,500        2.21%
     Winter Park, Florida 32789-2646
     --------------------------------------------------------------------------------------------
     Robert B. Boswell, M.D.
     2320 N. Orange Avenue                       20,950(5)         428       21,378        2.87%
     Orlando, Florida 32804-5522
     --------------------------------------------------------------------------------------------
     Kenneth M. Clayton
     2800 Lake Shore Drive                       17,300(6)         500       17,800        2.39%
     Orlando, Florida 32803-1320
     --------------------------------------------------------------------------------------------
     Guy D. Colado
     1936 Fawsett Road                           42,422(7)       4,000       46,422        6.23%
     Winter Park, Florida 32789-6069
     --------------------------------------------------------------------------------------------
     Ernst R. Janvrin
     1477 West Fairbanks Avenue                   1,850(8)         500        2,350        0.32%
     Winter Park, Florida 32789-7113
     --------------------------------------------------------------------------------------------
     Anthony Lombardi, Jr.
     7491 Brokerage Drive                           900            476        1,376        0.18%
     Orlando, Florida 32809-5623
     --------------------------------------------------------------------------------------------

                                                 ------------------------------------------------
                                                               AS OF MARCH 1, 2000
                                                 ------------------------------------------------
                                                       AMOUNT AND NATURE OF BENEFICIAL
                                                                 OWNERSHIP(1)
     ---------------------------------------------------------------------------------
                                                                                      PERCENT
          NAME AND ADDRESS OF                     ISSUED     OPTIONED                    OF
           BENEFICIAL OWNER                       SHARES     SHARES(3)      TOTAL     CLASS(2)
     --------------------------------------------------------------------------------------------
     Jane H. Louttit
     402 Lake Howell Road                           900            476        1,376        0.18%
     Maitland, Florida 32751-5907
     --------------------------------------------------------------------------------------------
     Stephen G. Miller
     143 Fairbanks Avenue                           900            500        1,400        0.19%
     Winter Park, Florida 32789-4377
     --------------------------------------------------------------------------------------------
     Willie C. Moss
     5858 Cove Drive                             24,584(9)         476       25,060        3.36%
     Orlando, Florida 32812-2819
     --------------------------------------------------------------------------------------------
     Frederick A. Raffa, Ph.D.
     45 Eastwind Lane                            25,429(10)        476       25,905        3.48%
     Maitland, Florida 32751-5812
     --------------------------------------------------------------------------------------------
     Alan M. Scarboro
     3218 Edgecliffe Drive                        7,250(11)        500(12)    7,750        1.04%
     Orlando, FL 32806
     --------------------------------------------------------------------------------------------
     W. Charles Shuffield
     2307 Lakeside Drive                         10,000(13)        500       10,500        1.41%
     Orlando, Florida 32803-1517
     --------------------------------------------------------------------------------------------
     All Directors and Officers as a Group
     (Consisting of 14 Persons)                 188,585         10,236      198,821       26.68%
     --------------------------------------------------------------------------------------------

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, and/or to dispose of, or to direct the disposition of, the Common Stock. Unless otherwise indicated, the shares are held with sole power to vote and sole power to dispose.

(2) The percentages have been rounded to the nearest hundredth. In calculating this percent, it is assumed that all options are exercised and therefore the 17,750 option shares granted under the 1998 Employees' Stock Option Plan and the 6,236 option shares granted under the 1999 Directors Stock Plan have been added to the number of shares outstanding.

(3) "Option Shares" represent those shares which the indicated individual has a right to acquire pursuant to an immediately exercisable option with an exercise price of $21.00 per share.

(4) Includes 2,500 shares held jointly with a family member with shared voting and shared investment powers and 7,500 shares owned by Central Florida Retina Consultants Cash Deferred Plan FBO Dr. Barnes for which beneficial ownership is not disclaimed.

(5) Includes 6,500 shares owned by Robert B. Boswell, M.D. FACCPA Defined Contribution Pension Plans, 500 shares as custodian for a family member and 2,200 shares held by a family member for which beneficial ownership is not disclaimed.

(6) Includes 300 shares held in trust for family members for which beneficial ownership is not disclaimed and 2,000 shares held in trust for a third party.

(7) Includes 10,304 shares held by family members for which beneficial ownership is not disclaimed. Mr. Colado is both an employee and a director. He has an immediately exercisable right to acquire 3,500 shares pursuant to the 1998 Commerce National Corporation Employees' Stock Option Plan, and an immediately exercisable right to acquire 500 shares pursuant to the 1999 Directors Stock Plan.

(8) Includes 300 shares held by a Florida corporation in which he has an interest and for which beneficial ownership is not disclaimed.

(9) Includes 13,059 shares held in trust for Mr. Moss and 5,000 shares held in trust for a family member, over which Mr. Moss exercises shared voting and investment powers.

(10) Includes 17,029 shares held jointly with a family member with shared voting and shared investment power, 7,400 shares held in pension/profit sharing plans for Mr. Raffa's benefit, and 1,000 shares held by family members for which beneficial ownership is not disclaimed.

(11) Includes 3,220 shares held jointly with a family member with shared voting and shared investment power and 1,500 shares held by Scarboro Central, Inc. for which beneficial ownership is not disclaimed.

(12) Mr. Scarboro is an employee and not a director. He has an immediately exercisable right to acquire shares pursuant to the 1998 Commerce National Corporation Employees' Stock Option Plan. The exercise price is based on fair market value but in no case less than $15.00 per share, which was fair market value at the date of adoption.

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The real estate and the building constructed thereon, which houses the corporate offices of CNC and the facilities of the Bank, are owned by Gateway Plaza, Ltd., a Florida limited partnership ("Gateway"). The Directors or certain of their affiliates, except for Mrs. Louttit and Messrs. Barkett, Cahill, Janvrin, Lombardi, Miller, Moss, and Raffa are limited partners of Gateway and they or their affiliates beneficially own, in aggregate, 4,809 of the 11,562 presently issued and outstanding limited partnership interests of Gateway, or approximately 42% thereof. Additionally, the general partner of Gateway is NBOC, Inc., a Florida corporation, which is owned and controlled by Guy D. Colado (President and Chairman of both the Bank and CNC) and G. Winston Lovelace (a former director of both the Bank and CNC and shareholder of CNC). As general partner, NBOC, Inc. has a 1% interest in the taxable income, gains, losses and credits realized by Gateway. While it is believed that the leasing arrangements for CNC, as lessee, and Gateway, as lessor, are fair, such arrangements have not been arrived at as a result of arms-length negotiations due to the commonality of control found in both entities. The Bank made payments under the lease to Gateway in the aggregate amount of approximately $335,344 for fiscal 1999.

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

     At December 31, 1999, the Bank had approximately $4,232,399 loaned to certain CNC/Bank directors and to certain affiliates of certain CNC/Bank directors. Such loan transactions were made in the ordinary course of business; on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with other persons; and did not involve more than the normal risk of collectibility or present other unfavorable features.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

     a. 1.  Financial Statements
            --------------------

     The following consolidated financial statements of the Company are included in Part II, Item 8:

         -  Consolidated Balance Sheets - December 31, 1999 and 1998.

         - Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and 1997.

         - Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997.

         - Consolidated Statement of Cash Flows - Years ended December 31, 1999, 1998 and 1997.

     a. 2.  Financial Statement Schedules
            -----------------------------

     The Company has not included any financial schedules because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

     a. 3.  Exhibits
            --------

-----------------------------------------------------------------------------------------------------
EXHIBIT NO.               DESCRIPTION                                 LOCATION
-----------------------------------------------------------------------------------------------------
    3.2        First Amended and Restated Bylaws of         Incorporated by reference from
               Commerce National Corporation                Exhibit 3.2 to the Company's Report
               effective January 14, 1988                   on Form 10-K for the fiscal year
                                                            ended December 31, 1992.
-----------------------------------------------------------------------------------------------------
    3.3        First Amendment to First Amended and         Incorporated by reference from
               Restated Bylaws of Commerce National         Exhibit 3.3 to the Company's Report
               Corporation dated effective May 26,          on Form 10-Q for the fiscal quarter
               1998                                         ended June 30, 1998.
-----------------------------------------------------------------------------------------------------
    3.4        Articles of Restatement of the               Incorporated by reference from
               Articles of Incorporation of                 Exhibit 3.4 to the Company's Report
               Commerce National Corporation, and           on Form 10-Q for the fiscal quarter
               Amended and Restated Articles of             ended June 30, 1998.
               Incorporation, filed June 22, 1998
-----------------------------------------------------------------------------------------------------
    4.1        Specimen copy of common stock                Incorporated by reference from
               certificate for Common Stock of              Exhibit 4.1 to the Company's Report
               Commerce National Corporation                on Form 10-K for the fiscal year
                                                            ended December 31, 1992.
-----------------------------------------------------------------------------------------------------
    4.2        Article IV of Articles of                    Incorporated by reference from
               Incorporation of Commerce National           Exhibit 3.1 to Registration No.
               Corporation included in the Articles         2-98960-A.
               of Incorporation of Commerce
               National Corporation
-----------------------------------------------------------------------------------------------------
    4.3        Stock Redemption/Repurchase Policy           Incorporated by reference from
                                                            Exhibit 4.3 to the Company's Report
                                                            on  Form 10-Q for the fiscal quarter
                                                            ended June 30, 1993.
-----------------------------------------------------------------------------------------------------
   10.1        First Amendment to Amended and               Incorporated by reference from
               Restated 1985 Commerce National              Exhibit 10.1 to the Company's Report
               Corporation Directors' Stock Plan            on Form 10-K for the fiscal year
               dated October 20, 1997                       ended December 31, 1997
-----------------------------------------------------------------------------------------------------
   10.2        1998 Commerce National Corporation           Incorporated by reference from
               Employees' Stock Option Plan                 Exhibit 10.2 to the Company's Report
                                                            on Form 10-Q for the fiscal quarter
                                                            ended June 30, 1999
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
EXHIBIT NO.               DESCRIPTION                                 LOCATION
-----------------------------------------------------------------------------------------------------
   10.3        1998 Commerce National Corporation           Incorporated by reference from
               Employees' Stock Option Agreement            Exhibit 10.3 to the Company's Report
                                                            on Form 10-Q for the fiscal quarter
                                                            ended June 30, 1999
-----------------------------------------------------------------------------------------------------
   10.4        1999 Commerce National Corporation           Attached.
               Directors' Stock Plan
-----------------------------------------------------------------------------------------------------
   10.5        Sample 1999 Commerce National                Attached.
               Corporation Directors' Stock Option
               Agreement dated effective January 1,
               1999
-----------------------------------------------------------------------------------------------------
   10.6        Sample Commerce National Corporation         Attached.
               Stock Appreciation Rights Agreement
               dated effective January 1, 1999
-----------------------------------------------------------------------------------------------------
   21          Subsidiaries of Commerce National            Attached
               Corporation
-----------------------------------------------------------------------------------------------------
   27          Article 9 Financial Data Schedule            Attached
               (for SEC use only).
-----------------------------------------------------------------------------------------------------

     b.  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by the Company for the fiscal quarter ended December 31, 1999.

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

                              COMMERCE NATIONAL CORPORATION
                              (Registrant)


Date:  March 30, 2000         By: /s/ Guy D. Colado
                                 -----------------------------------------------
                                  GUY D. COLADO, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                      Date
-------------------                      ----


By: /s/ Guy Colado                       March 30, 2000
   -------------------------------
   Guy D. Colado
   President and Director/Chairman
   (Principal Executive Officer)


By: /s/ Alan M. Scarboro                 March 30, 2000
   -------------------------------
   Alan M. Scarboro
   Secretary/Treasurer


By: /s/ Russell Barkett                  March 30, 2000
   -------------------------------
   Russell Barkett
   Director

By: /s/ C. Durham Barnes                 March 30, 2000
   -------------------------------
   C. Durham Barnes, M.D.
   Director

Signature and Title                      Date
-------------------                      ----

By: /s/ Robert E. Battaglia              March 30, 2000
   -------------------------------
   Robert E. Battaglia
   Director


By:                                      March 30, 2000
   -------------------------------
   Robert B. Boswell, M.D.
   Director


By:                                      March 30, 2000
   -------------------------------
   Kenneth M. Clayton
   Director


By: /s/ Ernst R. Janvrin                 March 30, 2000
   -------------------------------
   Ernst R. Janvrin
   Director


By: /s/ Tony Lombardi, Jr.               March 30, 2000
   -------------------------------
   Tony Lombardi, Jr.
   Director


By: /s/ Jane H.  Louttit                 March 30, 2000
   -------------------------------
   Jane H. Louttit
   Director


By: /s/ Stephen G. Miller                March 30, 2000
   -------------------------------
   Stephen G. Miller
   Director


By: /s/ Willie C. Moss                   March 30, 2000
   -------------------------------
   Willie C. Moss
   Director

Signature and Title                      Date
-------------------                      ----

By: /s/ Frederick A. Raffa               March 30, 2000
   -------------------------------
   Frederick A. Raffa
   Director


By: /s/ W. Charles Shuffield             March 30, 2000
   -------------------------------
   W. Charles Shuffield
   Director


Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

     Neither the Registrant's annual report for the 1999 fiscal year, nor any proxy statement, form of proxy or other proxy soliciting material with respect to its Annual Meeting of Shareholders to be held on May 30, 2000, has been sent to security holders as of the date hereof. However, such report, proxy statement and form of proxy will be furnished to security holders subsequent to the filing of the annual report on this Form and will subsequently be furnished to the Securities and Exchange Commission.

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
   EXHIBIT NO.                         DESCRIPTION
--------------------------------------------------------------------------------
      10.4          1999 Commerce National Corporation Directors' Stock Plan
--------------------------------------------------------------------------------
      10.5          Sample 1999 Commerce National Corporation Directors' Stock
                    Option Agreement dated effective January 1, 1999
--------------------------------------------------------------------------------
      10.6          Sample Commerce National Corporation Stock Appreciation
                    Rights Agreement dated effective January 1, 1999
--------------------------------------------------------------------------------
      21            Subsidiaries of Commerce National Corporation
--------------------------------------------------------------------------------
      27            Article 9 Financial Data Schedule (for SEC use only).
--------------------------------------------------------------------------------