Form 10-Q
period 2000-03-31
COMMERCE NATIONAL CORP
filed 2000-05-09
CIK 773319

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No _____
    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On May 1, 2000, Commerce National Corporation (the "Company") had 722,769 shares of common stock, par value $0.10 per share, issued and outstanding.


                  (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)

                         PART I.  FINANCIAL STATEMENTS


Item 1.   Financial Statements.

The financial statements begin on the following page.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

                  Condensed Consolidated Financial Statements


                     March 31, 2000 and December 31, 1999
                                  (Unaudited)

                         COMMERCE NATIONAL CORPORATION
                                AND SUBSIDIARY


                               Table of Contents



Accountants' Review Report

Condensed consolidated balance sheets (unaudited)--March 31, 2000 and December
  31, 1999

Condensed consolidated statements of operations (unaudited)--Three months ended
  March 31, 2000 and 1999

Condensed consolidated statements of cash flows (unaudited)--Three months ended
  March 31, 2000 and 1999

Selected notes to condensed consolidated financial statements (unaudited)--March
  31, 2000

KPMG
111 North Orange Avenue, Suite 1600
P.O. Box 3031
Orlando, FL 32802



The Board of Directors
Commerce National Corporation:

We have reviewed the condensed consolidated balance sheet of Commerce National Corporation and subsidiary as of March 31, 2000 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Commerce National Corporation and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein; and in our report dated January 24, 2000, except for Note 20 which is as of March 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Orlando, Florida
April 14, 2000

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

               Condensed Consolidated Balance Sheets (Unaudited)

                                                                          March 31,             December 31,
                                      Assets                                2000                   1999
                                                                      ------------------     ------------------
Cash and due from banks                                               $        6,137,933              7,210,129
Federal funds sold                                                             6,966,000              6,700,000
Investment securities available for sale (note 2)                             18,548,750             18,572,969
Loans, net (note 3)                                                          141,042,430            139,882,070
Accrued interest receivable                                                    1,011,655                992,636
Premises and equipment, net                                                    3,660,832              3,580,117
Other real estate owned, net                                                     832,448                   --
Federal Reserve Bank stock, at cost                                              207,000                207,000
Federal Home Loan Bank stock, at cost                                            468,100                468,100
Independent Bankers' Bank of Florida stock, at cost                              121,270                121,270
Deferred tax asset                                                               803,761                815,510
Prepaid expenses and other assets                                                126,157                114,770
Executive supplemental income plan - cash surrender
    value life insurance policies                                              1,555,607              1,537,679
                                                                      ------------------     ------------------
          Total assets                                                $      181,481,943            180,202,250
                                                                      ==================     ==================

                       Liabilities and Stockholders' Equity

Deposits (note 4):
    Noninterest bearing                                               $       24,155,209             22,237,911
    Interest bearing                                                         134,495,401            132,150,753
                                                                      ------------------     ------------------
               Total deposits                                                158,650,610            154,388,664

Federal Home Loan Bank advances                                                6,579,034              7,070,584
Other borrowed funds                                                           1,141,909              4,050,448
Accrued interest payable                                                         178,467                272,405
Accounts payable and other liabilities                                           582,411                356,238
                                                                      ------------------     ------------------
               Total liabilities                                             167,132,431            166,138,339
                                                                      ------------------     ------------------

Common stock, par value $.10 per share (1,000,000 shares
    authorized; 744,569 and 742,819 shares issued and
    722,769 and 721,019 outstanding at March 31, 2000
    and December 31, 1999, respectively)                                          74,457                 74,282
Additional paid-in capital                                                     7,958,379              7,927,804
Retained earnings                                                              6,885,996              6,627,567
Treasury stock, at cost (21,800 shares at March 31, 2000
    and December 31, 1999)                                                      (208,640)              (208,640)
Accumulated other comprehensive income (loss), net                              (360,680)              (357,102)
                                                                      ------------------     ------------------
               Total stockholders' equity                                     14,349,512             14,063,911

Commitments (note 5)
                                                                      ------------------     ------------------
               Total liabilities and stockholders' equity             $      181,481,943            180,202,250
                                                                      ==================     ==================

See accompanying accountants' review report.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Operations (Unaudited)

                                                                       Three months ended
                                                                ---------------------------------
                                                                            March 31,
                                                                    2000                 1999
                                                                ------------         ------------
Interest income:
    Loans                                                       $  3,090,326            2,737,262
    Investment securities                                            260,059              205,183
    Federal funds sold                                               101,967               30,282
    Federal Reserve Bank stock                                         3,106                2,565
    Federal Home Loan Bank stock                                       9,044                7,002
    Due from banks                                                     5,017                1,142
                                                                ------------         ------------
     Total interest income                                         3,469,519            2,983,436

Interest expense                                                   1,667,632            1,333,343
                                                                ------------         ------------
     Net interest income                                           1,801,887            1,650,093

Provision for loan losses                                             44,691               74,881
                                                                ------------         ------------

     Net interest income after provision for loan losses           1,757,196            1,575,212
                                                                ------------         ------------

Other operating income:
    Customer service fees                                            234,019              248,901

Other operating expenses:
    Salaries and benefits                                            670,643              586,788
    Occupancy expense                                                244,527              232,064
    Legal and professional fees                                      121,723               80,215
    Other expenses                                                   371,368              308,914
                                                                ------------         ------------

                                                                   1,408,261            1,207,981
                                                                ------------         ------------

     Operating income before taxes                                   582,954              616,132
Income tax expense                                                   216,372              230,652
                                                                ------------         ------------
     Net earnings                                               $    366,582              385,480
                                                                ============         ============

Basic earnings per share                                        $       0.51                 0.53
                                                                ============         ============

Diluted earnings per share                                      $       0.50                 0.53
                                                                ============         ============

See accompanying accountants' review report.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                       Three months ended
                                                                ---------------------------------
                                                                            March 31,
                                                                    2000                 1999
                                                                ------------         ------------
Cash flows provided by (used in) operating activities:
 Net income                                                     $    366,582              385,480

  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
      Depreciation of premises and equipment                          89,226               81,182
      Deferred income taxes                                           13,905              (44,595)
      Net amortization of premiums and accretion of
        discounts on investment securities available for sale         18,485                3,534
      Provision for loan losses                                       44,691               74,881
      Deferred loan origination fees                                  (2,385)             (13,491)
      Executive supplemental income plan - additional cash
        surrender value                                              (17,928)             (17,258)
      Cash provided by (used in) changes in:
          Accrued interest receivable                                (19,019)             (98,463)
          Prepaid expenses and other assets                          (11,387)               6,826
          Accrued interest payable                                   (93,938)             (31,941)
          Accounts payable and other liabilities                     226,173              115,484
                                                                ------------         ------------

        Net cash provided by operating activities                    614,405              461,639
                                                                ------------         ------------

Cash flows provided by (used in) investing activities:

  Net loans made to customers                                     (2,035,114)          (7,633,169)
  (Increase) decrease in federal funds sold                         (266,000)           7,300,000
  Purchases of investment securities available for sale                   --           (3,000,000)
  Proceeds from maturity of investments available for sale                --            2,000,000
  Purchase of premises and equipment                                (169,941)              (3,782)
  Purchase of Federal Home Loan Bank stock                                --              (89,500)
                                                                ------------         ------------
        Net cash used in investing activities                     (2,471,055)          (1,426,451)
                                                                ------------         ------------

                                                                     (Continued)

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                       Three months ended
                                                                ---------------------------------
                                                                            March 31,
                                                                    2000                 1999
                                                                ------------         ------------
Cash flows provided by financing activities:
  Net increase in demand deposits, NOW accounts
      and passbook savings accounts                                4,682,357            2,746,148
  Net decrease in certificates of deposit                           (420,411)          (1,274,126)
  Principal payment on mortgage note payable                        (239,969)              (7,410)
  (Decrease) increase in repurchase agreements                    (2,668,570)             355,275
  Repayments from borrowings from the Federal
      Home Loan Bank                                                (491,550)              (4,700)
  Shareholder dividends paid                                        (108,153)             (86,900)
  Proceeds from employee stock options exercised                      30,750                   --
                                                                ------------         ------------

        Net cash provided by financing activities                    784,454            1,728,287
                                                                ------------         ------------

        Net (decrease) increase in cash and cash equivalents      (1,072,196)             763,475
                                                                ------------         ------------
Cash and cash equivalents at the beginning of the period           7,210,129            5,221,144
                                                                ------------         ------------
Cash and cash equivalents at the end of the period              $  6,137,933            5,984,619
                                                                ============         ============

Cash paid during the period for:
  Interest                                                      $  1,441,459            1,365,284
                                                                ============         ============

  Income taxes                                                  $    147,460              176,661
                                                                ============         ============


Supplemental disclosures of noncash transactions:
  Market value adjustment - investment securities
   available for sale:
       Investments                                              $   (578,013)            (116,264)
       Deferred income tax asset                                    (217,333)             (43,715)
                                                                ------------         ------------
           Unrealized loss on investment securities available
                 for sale                                       $   (360,680)             (72,549)
                                                                ============         ============

  Transfer of loans to other real estate owned                  $    832,448               11,139
                                                                ============         ============

See accompanying accountants' review report.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 2000

                 (See accompanying review report of KPMG LLP)


(1)  Basis of Presentation

     (a)  Interim Financial Information

          The accompanying unaudited condensed consolidated financial statements of Commerce National Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

     (c)  Total Comprehensive Income

          Total comprehensive income for the three month periods ended March 31, 2000 and 1999 was $363,004 and $321,705, respectively.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 2000

                 (See accompanying review report of KPMG LLP)


(2)  Investment Securities Available for Sale

     The amortized cost and estimated market value of investment securities available for sale as of March 31, 2000 and December 31, 1999 are as follows:

                                    March 31, 2000              December 31, 1999
                              --------------------------   ----------------------------
                               Amortized      Estimated     Amortized      Estimated
                                 cost       market value      cost        market value
                              -----------   ------------   -----------    ------------
     U.S. Treasury
      securities
       and municipals         $19,126,763     18,548,750    19,145,248      18,572,969
                              ===========    ===========   ===========     ===========

As of March 31, 2000, the Company had securities sold under agreement to repurchase ("Agreements") of $1,141,909. All agreements were one-day transactions, thus the carrying value, market value, and borrowings were equal at quarter end. Fixed-coupon Agreements are treated as financings, and the obligations to repurchase securities sold are reflected as other borrowed funds in the condensed consolidated balance sheet. The dollar amount of securities underlying the Agreements remain in the asset accounts. At March 31, 2000, all of the Agreements were to repurchase identical securities. The assets underlying the Agreements, were held in safekeeping by a third party. During the quarter ended March 31, 2000, Agreements outstanding averaged approximately $3,059,205 and the maximum amount outstanding during the quarter ended was $3,597,218. Total interest expense paid on repurchase Agreements was $31,413 for the quarter ended March 31, 2000.

(3)  Loans

     Major categories of loans included in the loan portfolio at March 31, 2000 and December 31, 1999 are summarized as follows:

                                               March 31,    December 31,
                                                 2000          1999
                                             ------------   ------------

       Commercial-secured                    $  9,589,646      8,587,161
       Commercial-unsecured                     3,209,563      3,651,972
       Real estate - primarily commercial     126,947,137    126,390,506
       Other (installment and overdrafts)       3,413,024      3,353,949
                                             ------------   ------------

                                              143,159,370    141,983,588
       Allowance for loan losses               (1,647,630)    (1,629,823)
       Deferred loan origination fees            (469,310)      (471,695)
                                             ------------   ------------

                                             $141,042,430    139,882,070
                                             ============    ===========

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 2000

                 (See accompanying review report of KPMG LLP)


     The recorded investment in loans for which an impairment has been recognized and the related allowance for loan losses at March 31, 2000 and December 31, 1999 were $817,420 and $243,384 and $971,219 and $286,113, respectively. Those loans with a probable loss have a specific reserve established. All other impaired loans are accounted for in the general allowance for loan loss. The average recorded investment in impaired loans during the first quarter 2000 was $894,320. No interest income was recognized during the first quarter 2000 on impaired loans.

     The activity in the allowance for loan losses for the three months ended March 31, 2000 and 1999 is as follows:

                                                       March 31,
                                                 ----------------------
                                                    2000        1999
                                                 ----------   ---------

       Balance at the beginning of the period    $1,629,823   1,323,143

       Charge offs                                  (27,104)       (292)
       Recoveries                                       220       2,000
       Provision for loan losses                     44,691      74,881
                                                 ----------   ---------

       Balance at the end of the period          $1,647,630   1,399,732
                                                 ==========   =========

     At March 31, 2000 and December 31, 1999, certain stockholders, directors and employees and their related interests were indebted to the Company in the aggregate amounts of $7,802,430 and $3,093,583, respectively. All such loans were made in the ordinary course of business.

(4)  Deposits

     Included in interest bearing deposits are certificates of deposit issued in amounts of $100,000 or more. These certificates and their remaining maturities at March 31, 2000 and December 31, 1999 are as follows:


                                                    2000         1999
                                                 -----------  ----------

       Three months or less                      $24,647,700  26,210,284
       Three through twelve months                24,240,067  22,022,519
       Over one year                               2,160,522   2,392,914
                                                 -----------  ----------

                                                 $51,048,289  50,625,717
                                                 ===========  ==========

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 2000

                 (See accompanying review report of KPMG LLP)

(5)  Commitments

     In the normal course of business, the Company has various commitments to extend credit and standby letters of credit which are not reflected in the condensed consolidated financial statements. At March 31, 2000 and December 31, 1999, the Company had commitments to customers of approximately $77,326,433 and $78,521,867 for approved lines of credit, $422,358 and
     $374,858 for standby letters of credit, and $34,700,096 and $32,880,119 for unfunded firm loan commitments, respectively.


(6)  Basic and Diluted Earnings Per Share

     Basic and diluted earnings per share are calculated as follows:


                                                  Income        Shares         Per share
                                                (numerator)  (denominator)      amount
                                                -----------  -------------     ---------
     For the quarter ended March 31, 2000:
       Basic earnings per share:
         Net income                                $366,582        721,307     $     .51
                                                                               =========

       Effect of Dilutive Securities:
         Stock options                                    -          8,650
                                                   --------        -------

       Diluted earnings per share:
         Income and assumed conversions            $366,582        729,957     $     .50
                                                   ========        =======     =========

     For the quarter ended March 31, 1999:
       Basic and diluted earnings per share:
         Net income                                $385,480        721,019     $     .53
                                                   ========        =======     =========

(7)  New pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). This standard which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. This statement sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. Implementation of this statement is not expected to have a significant impact on the financial position or results of the Company.

                 COMMERCE NATIONAL CORPORATION AND SUBSIDIARY

   Selected Notes to Condensed Consolidated Financial Statements (Unaudited)

                                March 31, 2000

                 (See accompanying review report of KPMG LLP)


     In June 1999, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 137 which amended the implementation date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.


(8)  Merger Agreement

     On March 3, 2000, the Company entered into a definitive agreement with Wachovia Corporation ("Wachovia"). The agreement provides for a tax-free exchange of common shares of the Company at a ratio of between a minimum of .8421 and a maximum of 1.0526 shares of Wachovia for each Company shares, or a value of $54 per Company share. The transaction is subject to approval by regulatory authorities and Company shareholders.

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

Summary:
-------

     For the first quarter of 2000, the Company had a net income of $366,582, as compared to a profit of $385,480 for the same period in 1999. As a result of the prime lending rate increasing 50 basis points during the first quarter of 2000, both interest income and interest expense increased. Interest expense for the first quarter of 2000 increased to $1,667,632, compared to $1,333,343 for the same time period in 1999. Interest income on loans increased to $3,090,326 for the quarter ended March 31, 2000 compared to the same time period in 1999 of $2,737,262. Total interest income for the first quarter of 2000 was $3,469,519 compared to $2,983,436 at the end of the first quarter of 1999.

     Two indicators which measure profitability are net income as a percentage of average assets (ROAA) and net income as a percentage of average stockholder equity (ROAE). A comparison of these ratios for the first quarter of the last two years is as follows:

                                  ----------------------------------
                                     For the Three Months Ending
                                  ----------------------------------
                                   3/31/2000            3/31/1999
     ---------------------------------------------------------------
     ROAA                                  .81%                 .98%
     ---------------------------------------------------------------
     ROAE                                10.28%               11.72%
     ---------------------------------------------------------------
     NET INCOME                   $    366,582         $    385,480
     ---------------------------------------------------------------
     AVERAGE ASSETS               $180,283,884         $157,470,737
     ---------------------------------------------------------------
     AVERAGE EQUITY               $ 14,265,208         $ 13,156,478
     ---------------------------------------------------------------
     AVERAGE EQUITY TO ASSETS             7.91%                8.35%
     ---------------------------------------------------------------

Financial Position
------------------

     Total assets and total liabilities have increased $1,279,693 and $994,092, respectively, between December 31, 1999 and March 31, 2000. On the assets side, this is primarily due to an increase in loans of $1,160,360. On the liability side, this is the result of an increase in deposits of $4,261,946 and a decline in other borrowed funds of $2,908,539.

Net Interest Income
-------------------

     Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with interest-bearing deposits, non-interest-bearing deposits, and stockholders' equity. Net interest income for the first quarter of the last two years is as follows:


                                  ----------------------------------
                                     For the Three Months Ending
                                  ----------------------------------
                                   3/31/2000            3/31/1999
     ---------------------------------------------------------------
     INTEREST INCOME              $3,469,519            $2,983,436
     ---------------------------------------------------------------
     INTEREST EXPENSE             $1,667,632            $1,333,343
     ---------------------------------------------------------------
     NET INTEREST INCOME          $1,801,887            $1,650,093
     ---------------------------------------------------------------

     Net interest income of $1,801,887 for the first quarter of 2000 was a 9.2% increase over the same period in 1999, which had a net interest income of $1,650,093.

     On an annualized basis, the Company's net interest margin was 4.31% through the first quarter of 2000 compared to 4.52% through the first quarter of 1999.

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

Provision for Loan Losses
-------------------------

     The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management. The provision for loan losses was $44,691 and $74,881 for the three month periods ending March 31, 2000 and March 31, 1999, respectively.

     The Company segregates the loan portfolio for loan loss purposes into the following broad segments such as: commercial real estate; residential real estate; commercial business; and consumer loans. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

     Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

     Regulatory examiners may require the Company to recognize additions to the allowance based upon their judgments about the information available to them at the time of their examination. The Company and the Bank continue to be examined by the Board of Governors of the Federal Reserve System (the "FRB"), United States Office of the Comptroller of the Currency (the "OCC"), a private loan review consultant, and a private compliance consultant. The most recent OCC safety and soundness examination was as of January 1999. The allowance for loan and lease losses was evaluated as part of this review. No change was recommended.

     The Company's allowance for loan losses as of March 31, 2000 was $1,647,630, a 1.15% reserve on total loans outstanding. This compares to an allowance of $1,399,732, a 1.07% reserve of total loans outstanding, as of March 31, 1999.

     There were 11 non-accruing loans totaling $2,742,162 as of March 31, 2000. This compares with 15 non-accruing loans totaling $2,002,823 as of March 31, 1999.

     There are three (3) non-accrual loans to one customer totaling $692,550, secured by business assets, which have 75% to 85% guarantees from the Small Business Administration. These three (3) loans are also secured by a cross-collateralization of mortgages on a personal residence of the principals. There is a fourth loan to the same principals in the amount of $124,871 secured by common stock, which is traded on NASDAQ. There is a fifth loan in the amount of $102,194 secured by a first mortgage on a personal residence of the principals of the same corporation. A lawsuit will be filed against the corporation and the principals involved during the second quarter of this year.

     There is one non-accrual loan in the amount of $434,022 secured by a first mortgage on a commercial building under construction. Presently, the borrower is attempting to bring in a private investor to complete the construction on the building.

     There are two (2) non-accrual loans totaling $661,673 to the same developer on a 63-lot subdivision. Of this total figure, $543,500 is on an acquisition and development loan on 61 lots in the subdivision. In addition, there is a mortgage on two houses in the same subdivision in the amount of $118,173. Legal counsel is filing a foreclosure complaint.

     One non-accrual loan in the amount of $28,378 is secured by a second mortgage on the principal's residence and a third mortgage on commercial property. A Motion for Summary Judgment has been set during the second quarter of this year.

     One non-accrual loan in the amount of $494,155 is secured by a first mortgage on a commercial building. This loan is presently current and, if it continues to be current after a six-month period, it will be taken off non-accrual.

     There was one non-accrual loan in the amount of $204,319 secured by a first mortgage on a personal residence. This loan was paid off on April 17, 2000.

Non-Interest Income
-------------------

     Non-interest income in the first quarter of 2000 decreased 5.98% to $234,019 compared to $248,901 for the same period in 1999.

Non-Interest Expense
--------------------

     Operating expenses increased $200,280 to $1,408,261 for the three (3) months ended March 31, 2000, compared with the same period for 1999, which had operating expenses of $1,207,981. Personnel expense, consisting of salaries, other compensation and employment benefits, increased $83,855 over the aforementioned period. This is the result of additional hirings, annual salary adjustments and cost-of-living benefit increases, which increased salary expense and group insurance costs.

     Occupancy expense in the first quarter of 2000 increased 5.37% to $244,527 compared to $232,064 for the same period in 1999. Data processing expense increased $22,205 during the first quarter of 2000 compared to the same period in 1999 as the Bank's customer base continued to grow. Legal and professional fees increased from $80,215 in the first quarter of 1999 to $121,723 during the same quarter of 2000, as a result of the ongoing negotiations in regards to the merger with Wachovia Bank.

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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. To the extent that an institution has a favorable risk based capital ratio, it would more likely be permitted to operate at or near minimum primary capital levels. On December 31, 1992, the guidelines took effect in their final form whereupon all banks are required to maintain a risk based capital ratio of 8.0%. At March 31, 2000, the Bank had a total risk based capital ratio (i.e. Tier One plus Tier Two capital) of 10.94% (10.85% for the Company on a consolidated basis). The Bank and the Company are well capitalized.

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

     The Bank's regulatory agency, the OCC, has frequently visited or telephoned the Bank's committee coordinator for continual oversight of the Bank's progress in the Y2K compliancy. The FRB and the Office of Thrift Supervision review the progress of M&I Data Services Inc., data processor for the Bank's loan and deposit services ("M&I"), for assurance that M&I is progressing satisfactorily with M&I's Y2K action plan.

Accounting Pronouncements
-------------------------

SFAS No. 133 and SFAS No. 137

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB
133). This standard requires all derivatives be measured at fair value and be recognized as assets and liabilities in the statement of financial position. FASB 133 sets forth the accounting for changes in fair value of a derivative depending on the intended use and designation of the derivative. In June 1999, the FASB issued FASB 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133, an Amendment of FASB 133." FASB 133, as amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Implementation of FASB 133 is not expected to have a significant impact on the financial position or results of operations of the Company.

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

     The repricing of certain categories of assets and liabilities are subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes. There were no substantial changes in the Company's asset/liability position in the quarter ended March 31, 2000.

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

          None.

Item 3.   Defaults Under Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

     The Board of Directors declared a cash dividend of $0.15 per share on the Company's outstanding shares of common stock payable to shareholders of record as of February 11, 2000. The dividend was paid on March 8, 2000.

     The Stock Appreciation Rights Agreement previously entered into with the directors of the Company as of January 1, 1999, was amended and restated on March 20, 2000. A copy of the restated agreement is attached as an exhibit hereto.

Item 6.   Exhibits and Reports on Form 8-K

(a)    EXHIBITS
       --------

     --------------------------------------------------------------------------------------------
     EXHIBIT                    DESCRIPTION                           LOCATION
     --------------------------------------------------------------------------------------------
          3.2          First Amended and Restated Bylaws   Incorporated by reference from
                       of Commerce National Corporation    Exhibit 3.2 to the Company's
                       effective January 14, 1988          Report on Form 10-K for the fiscal
                                                           year ended December 31, 1997
     --------------------------------------------------------------------------------------------

          3.3          First Amendment to First Amended    Incorporated by reference from
                       and Restated Bylaws of Commerce     Exhibit 3.3 to the Company's
                       National Corporation dated          Report on Form 10-Q for the fiscal
                       effective May 26, 1998              quarter ended June 30, 1998
     --------------------------------------------------------------------------------------------

          3.4          Articles of Restatement of the      Incorporated by reference from
                       Articles of Incorporation of        Exhibit 3.4 to the Company's
                       Commerce National Corporation,      Report on Form 10-Q for the fiscal
                       and Amended and Restated Articles   quarter ended June 30, 1998
                       of Incorporation,  filed June 22,
                       1998
     --------------------------------------------------------------------------------------------

          4.1          Specimen copy of common stock       Incorporated by reference from
                       certificate for Common Stock of     Exhibit 4.1 to the Company's
                       Commerce National Corporation       Report on Form 10-K for the fiscal
                                                           year ended December 31, 1992
     --------------------------------------------------------------------------------------------

          4.2          Article IV of Articles of           Incorporated by reference from
                       Incorporation of Commerce           Exhibit 3.1 to Registration No.
                       National Corporation included in    2-98960-A
                       the Articles of Incorporation of
                       Commerce National Corporation
      -------------------------------------------------------------------------------------------

          4.3          Stock Redemption/Repurchase Policy  Incorporated by reference from
                                                           Exhibit 4.3 to the Company's
                                                           Report on  Form 10-Q for the
                                                           fiscal quarter ended June 30, 1993
     --------------------------------------------------------------------------------------------

     --------------------------------------------------------------------------------------------
     EXHIBIT                    DESCRIPTION                           LOCATION
     --------------------------------------------------------------------------------------------
          10.1         First Amendment to Amended and      Incorporated by reference from
                       Restated 1985 Commerce National     Exhibit 10.1 to the Company's
                       Corporation Directors' Stock Plan   Report on Form 10-K for the fiscal
                       dated October 20, 1997              year ended December 31, 1997
     --------------------------------------------------------------------------------------------

          10.2         1998 Commerce National              Incorporated by reference from
                       Corporation Employees' Stock        Exhibit 10.2 to the Company's
                       Option Plan                         Report on Form 10-Q for the fiscal
                                                           quarter ended June 30, 1999
     --------------------------------------------------------------------------------------------

          10.3         1998 Commerce National              Incorporated by reference from
                       Corporation Employees' Stock        Exhibit 10.3 to the Company's
                       Option Agreement                    Report on Form 10-Q for the fiscal
                                                           quarter ended June 30, 1999
     --------------------------------------------------------------------------------------------

          10.4         1999 Commerce National              Incorporated by reference from
                       Corporation Directors' Stock Plan   Exhibit 10.4 to the Company's
                                                           Report on Form 10-K for the fiscal
                                                           year ended December 31, 1999.
     --------------------------------------------------------------------------------------------

          10.5         Sample 1999 Commerce National       Incorporated by reference from
                       Corporation Directors' Stock        Exhibit 10.5 to the Company's
                       Option Agreement dated effective    Report on Form 10-K for the fiscal
                       January 1, 1999                     year ended December 31, 1999.
     --------------------------------------------------------------------------------------------

          10.6         Sample Commerce National            Incorporated by reference from
                       Corporation Stock Appreciation      Exhibit 10.4 to the Company's
                       Rights Agreement dated effective    Report on Form 10-K for the fiscal
                       January 1, 1999                     year ended December 31, 1999.
     --------------------------------------------------------------------------------------------

          10.7         Agreement and Plan of Merger by     Attached
                       and between Wachovia Corporation
                       and Commerce National Corporation
                       dated March 3, 2000
     --------------------------------------------------------------------------------------------

          10.8         Sample Amended and Restated         Attached.
                       Commerce National Corporation
                       Stock Appreciation Rights
                       Agreement dated March 20, 2000
     --------------------------------------------------------------------------------------------

          27           Article 9 Financial Data Schedule   Attached.
                       (for SEC use only).
     --------------------------------------------------------------------------------------------

(b)  FORM 8-K
     --------

     A Form 8-K was filed by the Company on March 28, 2000, relating to an Agreement and Plan of Merger dated March 3, 2000, by and between the Company and Wachovia Corporation, a North Carolina corporation ("Wachovia"), a copy of which is attached hereto as Exhibit 10.7, for a tax-free merger of the two companies pursuant to which the Company would be merged into Wachovia and each outstanding share of common stock, par value $0.10 per share, of the Company would be converted into shares of Wachovia's common stock, par value $5.00 per share, at an exchange ratio ranging from a minimum of 0.8421 to a maximum of 1.0526 of Wachovia shares for each share of the Company (the "Proposed Merger").

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMMERCE NATIONAL CORPORATION


Dated: May 9, 2000
                                   By: /s/ Guy D. Colado
                                       ----------------------------------
                                       GUY D. COLADO, President and
                                       Chief Executive Officer


Dated: May 9, 2000
                                   By: /s/ Alan M. Scarboro
                                       ----------------------------------
                                       ALAN M. SCARBORO,
                                       Secretary/Treasurer

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

Four copies of the proxy statement and form of proxy sent to the Registrant's shareholders with respect to its Annual Meeting of Shareholders to be held on May 30, 2000, and four copies of the annual report for the 1999 fiscal year which were given to the Registrant's shareholders will follow via expedited delivery.

Four copies of the proxy statement and form of proxy sent to the Registrant's shareholders with respect to a Special Meeting of Shareholders to be held on May 30, 2000 will follow via expedited delivery.

                                 EXHIBIT INDEX
                                 -------------

--------------------------------------------------------------------------------
  EXHIBIT                        DESCRIPTION
--------------------------------------------------------------------------------
   10.7 Agreement and Plan of Merger by and between Wachovia Corporation and Commerce National Corporation dated March 3, 2000
--------------------------------------------------------------------------------
   10.8 Sample Amended and Restated Commerce National Corporation Stock Appreciation Rights Agreement dated March 20, 2000
-------------------------------------------------------------------------------

   27          Article 9 Financial Data Schedule (for SEC use only).
--------------------------------------------------------------------------------